Form 10-Q
period 2015-06-30
E-Compass Acquisition Corp.
filed 2015-09-15
CIK 1625042

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2015

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-37516

E-COMPASS ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6F/Tower, 2 West Prosper Centre

No.5, Guanghua Road

Chaoyang District

Beijing, 100020, P.R. China

(Address of principal executive offices)

86 (10) 8573 1453

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ('232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒ No ☐

As of September 15, 2015, 5,460,000 ordinary shares, par value $0.0001 per share were issued and outstanding.

E-COMPASS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

E-Compass Acquisition Corp.
Condensed Balance Sheets

	June 30	December 31
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash	$38,103	$39,573
Deferred offering costs	146,885	108,560
Total Assets	$184,988	$148,133

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable to shareholder	$165,000	$115,000
Deferred offering costs payable	202	13,009
Total liabilities	165,202	128,009

Commitments and Contingencies

Shareholders' Equity
Preferred shares, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Ordinary shares, $.0001 par value, authorized 100,000,000 shares, 1,150,000 shares issued and outstanding	115	115
Additional paid- in capital	24,885	24,885
Accumulated deficit	(5,214)	(4,876)
Total Shareholders' Equity	19,786	20,124

Total Liabilities and Shareholders' Equity	$184,988	$148,133

The accompanying notes are an integral part of these financial statements.

E-Compass Acquisition Corp.
Condensed Statements of Operations
(Unaudited)

	For the Three Months	For the Six Months
	Ended	Ended
	June 30, 2015	June 30, 2015

General and admistrative expenses	$206	$338
Net loss	$(206)	$(338)

Basic and diluted weighted average shares outstanding	1,000,000	1,000,000

Basic and diluted net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

E-Compass Acquisition Corp.
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

			Additional		Total
	Ordinary Shares		Paid- in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Balances as of December 31, 2014	1,150,000	$115	$24,885	$(4,876)	$20,124
Net loss	-	-	-	(338)	(338)
Balances as of June 30, 2015	1,150,000	$115	$24,885	$(5,214)	$19,786

The accompanying notes are an integral part of these financial statements.

E-Compass Acquisition Corp.
Condensed Statement of Cash Flows
(Unaudited)

For the Six Months
Ended
June 30, 2015

Cash flow from operating activities
Net loss	$(338)
Net cash used in operating activities	(338)

Cash flow from financing activities
Proceeds from shareholder - note payable	50,000
Payment of deferred offering costs	(51,132)
Net cash used in financing activities	(1,132)

Net decrease in cash	(1,470)
Cash at beginning of period	39,573
Cash at end of period	$38,103

The accompanying notes are an integral part of these financial statements.

E-Compass Acquisition Corp.
Notes To Financial Statements
(Unaudited)

Note 1 — Organization and Plan of Business Operations

Organization and General

E-Compass Acquisition Corp. (the “Company”) was incorporated in Cayman Islands on September 23, 2014 as a blank check company whose objective is to enter into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”).

At June 30, 2015, the Company had not yet commenced any operations. All activity through June 30, 2015 relates to the Company’s formation and the public offering described below. The Company has selected December 31 as its fiscal year end.

The Company’s securities were listed on the Nasdaq Capital Market (“NASDAQ”) in connection with the Public Offering. Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account (exclusive of taxes payable and deferred underwriting commissions) at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to effectuate a Business Combination successfully.

Financing

The registration statement for the Company’s initial public offering (the “Public Offering” as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on August 12, 2015. The Company consummated the Public Offering on August 18, 2015 of 4,000,000 units at $10.00 per unit (the “Public Units’) and sold to an affiliate of the Company’s Chairman and Chief Executive Officer 310,000 units at $10.00 per unit (the “Private Units”) in a private placement (Note 4). The Company received net proceeds of approximately $41,900,000 from the Public Offering and private placement.

In connection with the Public Offering, the Company introduced the underwriter in the Public Offering to investors ( “Lead Investors”) that purchased $20,000,000 of the units offered in the Public Offering. The Lead Investors have waived their right to receive $0.40 per share purchased by them in the Public Offering in the event they seek to convert such shares into cash held in the trust account described below in connection with an initial Business Combination or upon liquidation if the Company is unable to consummate an initial Business Combination within the required time period so that other holders of shares sold in the Public Offering (“Public Shareholders”) will receive at least $10.40 per share purchased by them in the Public Offering (“Public Shares”) upon conversion or liquidation.

Trust Account

Upon the closing of the Public Offering and the private placement, $40,800,000 was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee. If the over-allotment options exercised in full, the Company will place additional $6,000,000 in Trust Account.

The funds held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within 18 months from the closing of the Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to fund working capital requirements as well as to pay the Company’s tax obligations.

Business Combination

The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location although the Company initially intends to focus on target businesses in the People’s Republic of China that operate in the e-commerce and consumer retail industry. Furthermore, there is no assurance that the Company will be able to successfully effect an initial Business Combination.

The Company, after signing a definitive agreement for an initial Business Combination, is required to provide Public Shareholders with the opportunity to convert their Public Shares for a pro rata share of the Trust Account. The Company will only consummate such Business Combination if it has at least $5,000,001 of net tangible assets upon close of such Business Combination. However, the Lead Investor has agreed to hold at least 1,000,000 Public Shares through the consummation of an initial Business Combination, vote such shares in favor of such proposed initial Business Combination and not seek conversion with respect to such shares in connection therewith. As a result, the Company expects to meet the $5,000,001 net tangible asset requirement in order to complete an initial Business Combination. The holders of the 1,150,000 ordinary shares purchased prior to the Company’s Public Offering (“Initial Shareholders”) will vote any shares they then hold in favor of any proposed initial Business Combination and will waive any conversion rights with respect to these shares and the shares underlying the Private Units pursuant to letter agreements executed prior to the Public Offering.

In connection with any proposed Business Combination, the Company will seek shareholder approval of an initial Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination. Any Public Shareholder voting either for or against such proposed Business Combination will be entitled to demand that his Public Shares be converted into a full pro rata portion of the amount then in the Trust Account (initially approximately $10.40 per share or $10.00 per share for the Lead Investors), including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes. Rights sold as part of the Units (“Rights”) will not be entitled to vote on the proposed Business Combination and will have no conversion or liquidation rights.

Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation of the Company in effect upon consummation of the Public Offering provides that a Public Shareholder, together with any affiliate or other person with whom such Public Shareholder is acting in concert or as a “group” (within the meaning of Section 13 of the Securities Act of 1934, as amended), will be restricted from seeking conversion rights with respect to an aggregate of more than 20% of the ordinary shares sold in the Public Offering (but only with respect to the amount over 20% of the ordinary shares sold in the Public Offering). A “group” will be deemed to exist if Public Shareholders (i) file a Schedule 13D or 13G indicated the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

Liquidation

Pursuant to the Company’s Amended and Restated Certificate of Incorporation in effect upon consummation of the Public Offering, if the Company is unable to complete its initial Business Combination within 18 months from the closing of the Public Offering, it will trigger the Company’s automatic winding up, dissolution and liquidation. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law of the Cayman Islands. Accordingly, no vote would be required from the Company’s shareholders to commence such a voluntary winding up, dissolution and liquidation. If the Company is unable to consummate an initial Business Combination and is liquidated, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay any of its taxes. Holders of Rights will receive no proceeds in connection with the liquidation with respect to such rights. The Initial Shareholder and the holders of Private Units will not participate in any redemption distribution with respect to their initial shares and Private Units, including the ordinary shares included in the Private Units.

If the Company is unable to conclude its initial Business Combination and expends all of the net proceeds of the Public Offering not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the initial per-share redemption price for ordinary shares will be $10.40 for Public Shareholders and $10.00 for the Lead Investor. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s shareholders. In addition, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in its bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s common shareholders. Therefore, the actual per-share redemption price may be reduced.

The Company will pay the costs of any subsequent liquidation from the remaining assets outside of the Trust Account. If such funds are insufficient, Richard Xu, the Company’s Chief Executive Officer, and Chen Liu, the Company’s President, have agreed to pay the funds necessary to complete such liquidation (currently anticipated not to exceed $15,000) and have agreed not to seek repayment of such expenses.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2 — Significant Accounting Policies

Basis of Presentation

The financial statements as of June 30, 2015, for the three month period and six month period ended June 30, 2015 are unaudited. The accompanying unaudited interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

Development Stage Company

The Company complies with the reporting requirements of FASB ASC Topic 915, “Development Stage Entities” and early adopted Accounting Standards Update 2014-10 (“ASU 2014-10”). At June 30, 2015, the Company has not commenced any operations nor generated revenue to date. All activity through June 30, 2015 relates to the Company’s formation and the Public Offering. Following such offering, the Company will not generate operating revenues until after completion of a Business Combination, at earliest. The Company will generate non-operating income in the form of interest income on the designated Trust Account after the Public Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the U.S. Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were recorded deferred offering costs on the balance sheet and will be charged to stockholders’ equity upon the completion of the Public Offering.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on September 23, 2014, the evaluation was performed for upcoming 2014 tax year which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to compulsory repurchase by the Company. Diluted loss per common share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Since there are no ordinary share equivalents outstanding and also because of the Company’s loss position, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods ended June 30, 2015.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 —Public Offering

On August18, 2015, the Company sold 4,000,000 units at a price of $10.00 per Public Unit in the Public Offering. Each Public Unit consists of one ordinary share of the Company, $0.0001 par value per share, and one Right. Each Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial Business Combination. In addition, the Company has granted Cantor Fitzgerald & Co., the underwriter of the Public Offering, a 45-day option to purchase up to 600,000 Public Units solely to cover over-allotments, if any. As of September 15, 2015, the underwriter has not exercised the option yet.

If the Company does not complete its Business Combination within the necessary time period described in Note 1, the Rights will expire and be worthless. Since the Company is not required to net cash settle the Rights and the Rights are exercisable upon the consummation of an initial Business Combination, management determined that the Rights are classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with ASC 815-40. The proceeds from the sale are allocated to Public Shares and Rights based on the relative fair value of the securities in accordance with ASC 470-20-30. The value of the Public Shares and Rights will be based on the offering price paid by investors.

The Company paid an upfront underwriting discount of $1,200,000 (3.0%) of the offering price to the underwriter at the closing of the Public Offering. Such underwriting discount were accounted for as offering costs and will be charged to stockholders’ equity upon the completion of the Public Offering.

The Company also sold to the underwriter and/or its designees, at the time of the closing of the Public Offering, for an aggregate of $100.00, an option (“Unit Purchase Option” or “UPO”) to purchase 300,000 Units. The UPO will be exercisable at any time, in whole or in part, during the period commencing on the later of August 12, 2016 and the closing of the Company’s initial Business Combination and terminating on the fifth anniversary of the effective date (August 12, 2020) at a price per Unit equal to $10.00. Accordingly, after the Business Combination, the purchase option will be to purchase 330,000 ordinary shares (which includes 30,000 ordinary shares to be issued for the rights included in the units). The Units issuable upon exercise of this option are identical to the Public Units in the Offering. The Company will account for the fair value of the UPO, inclusive of the receipt of a $100.00 cash payment, as an expense of the Offering resulting in a charge of approximately $561,000 directly to shareholders’ equity.

Note 4 — Related Party Transactions

Notes Payable to Initial Shareholder

The Company issued a $115,000 principal amount unsecured promissory note to Lodestar Investment Holdings I LLC, an affiliate of the Company’s Chief Executive Officer, on October 31, 2014. In April 2015, Lodestar Investment Holdings I LLC loaned the Company an additional $50,000. The notes are non-interest bearing and payable on the earlier of (i) October 31, 2015, (ii) the consummation of the Public Offering or (iii) the date on which the Company determines not to proceed with the Public Offering. Due to the short-term nature of the notes, the fair value of the notes approximates the carrying amount. The notes were repaid on August 26, 2015.

Private Placement

Upon the closing of the Public Offering, Lodestar Investment Holdings I LLC purchased 310,000 Private Units at $10.00 per unit (for an aggregate purchase price of $3,100,000) from the Company. All of the proceeds received from the sale of the Private Units have been placed in the Trust Account. The Private Units are identical to the Public Units, except that the holder has agreed (i) to vote the ordinary shares included therein in favor of any proposed Business Combination, (ii) not to propose, or vote in favor of, an amendment to the Company’s amended and restated memorandum and articles of association with respect to pre-Business Combination activities prior to the consummation of such a Business Combination unless the Company offers dissenting holders the right to get their pro rata portion of the Trust Account, (iii) not to convert any ordinary shares included therein into the right to receive cash for the Trust Account in connection with a shareholder vote to approve the proposed initial Business Combination and (iv) that the ordinary shares included therein shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Additionally, the holder has agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees) until the completion of the initial Business Combination.

Expense Advance Agreement

All expenses incurred by the Company prior to an initial Business Combination may be paid only from the net proceeds of the Public Offering and related private placements not held in the Trust Account.

Thus, in order to meet the Company’s working capital needs following the consummation of the Public Offering if the funds not held in the Trust Account and interest earned on the funds held in the Trust Account available to the Company are insufficient, the Company’s officers, directors or Initial Shareholders or their respective affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. Up to $500,000 of the notes may, at the lender’s discretion, be converted upon consummation of an initial Business Combination into additional private units at a price of $10.00 per unit (“Working Capital Units”). The Company’s directors and shareholders have approved the issuance of the Working Capital Units upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of an initial Business Combination. If the Company does not complete an initial Business Combination, the loans will only be repaid with funds not held in the Trust Account, to the extent available.

Note 5 — Commitments

Deferred Underwriter Fees

The Company is committed to pay the Deferred Discount of 1.5% of the gross offering proceeds, in the amount of $600,000, (and 4.5% of the gross offering proceeds from the Units sold in the over-allotment option) of the Public Offering, to the underwriter upon the Company’s consummation of the Business Combination. The underwriter is not entitled to any interest accrued on the Deferred Discount, and no Deferred Discount is payable to the underwriter if there is no Business Combination.

Registration Rights

The Initial Shareholders and the holder of the Private Units (or underlying ordinary shares) will be entitled to registration rights with respect to the initial shares,the Private Units and any Working Capital Units issued (or underlying ordinary shares) pursuant to an agreement signed on the effective date of the Public Offering. The holders of the majority of the initial shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Private Units and Working Capital Units (or underlying ordinary shares) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Note 6 — Shareholder Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2015, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. In connection with the organization of the Company, a total of 1,150,000 of the Company’s ordinary shares were sold to the Initial Shareholders at a price of approximately $0.02 per share for an aggregate of $25,000.

As of June 30, 2015, 1,150,000 ordinary shares were issued and outstanding, of which 150,000 shares are subject to compulsory repurchase by the Company for an aggregate purchase price of $0.01 to the extent that the underwriters’ over-allotment option is not exercised in full so that the Company’s Initial Shareholders will own 20% of the issued and outstanding ordinary shares after the Public Offering, excluding ordinary shares included in the Private Units. All of these shares will be placed into an escrow account on the Effective Date. Subject to certain limited exceptions, these shares will not be released from escrow until with respect to 50% of the shares, the earlier of one year after the date of the consummation of an initial Business Combination and the date on which the closing price of the ordinary shares exceeds $13.00 per share for any 20 trading days within a 30-trading day period following the consummation of an initial Business Combination and, with respect to the remaining 50% of the shares, one year after the date of the consummation of an initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to E-compass Acquisition Corp., except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report. All capitalized terms in the following discussion that are not defined shall have the meaning ascribed to them in the notes to the financial statements included herewith.

Overview

We are a Cayman Islands exempted company incorporated as a blank check company formed for the purpose of entering into a share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, or entering into contractual arrangements that give us control over such a target business.

We presently have no revenue, have had losses since inception from incurring formation costs and have no other operations other than the active solicitation of a target business with which to complete a business combination.  We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On August 18, 2015, we consummated our initial Public Offering of 4,000,000 Public Units generating gross proceeds of $40,000,000 and on the same date, a private placement (“Private Placement”) to Lodestar Investment Holdings I LLC (“Lodestar”), an affiliate of Richard Xu, the Company’s Chief Executive Officer, of 310,000 Private Units, generating additional proceeds of $3,100,000. Of such proceeds, an aggregate of $40,800,000 was placed in the Company’s trust account.

Our management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination successfully.

Results of Operations

Our entire activity from inception through June 30, 2015 was in preparation for our initial Public Offering, which was consummated on August 18, 2015. Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months and six months ended June 30, 2015, we had net losses of $206 and $338, respectively, which consist of formation and operating costs. We incurred offering costs of $ 146,885 with regard to the offering, which are classified as deferred offering costs on the balance sheet as of June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $ 38,103.

Through June 30, 2015, our liquidity needs were satisfied through receipt of $25,000 from the sale of the insider shares and loans and advances from Lodestar in an aggregate amount of $165,000. Following the Public Offering, which resulted in $40,800,000 being placed into the Trust Account, we will have approximately $574,361 of net proceeds in cash held outside of the Trust Account (after the payment of all costs related to the offering).

We intend to use substantially all of the net proceeds of the Offering, including the funds held in the trust account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the trust account as well as any other net proceeds in cash held outside of the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We anticipate that the approximately $574,361 of net proceeds not held in the trust account, plus the interest earned on the trust account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements (which we anticipate will be approximately $35,000 assuming an interest rate of approximately 0.05% per year), will be sufficient to allow us to operate for at least the next 18 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. We anticipate that we will incur approximately:

●	$250,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

●	$100,000 of expenses for the due diligence and investigation of a target business by our officers, directors and initial shareholders;

●	$100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and

●	$150,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2015, we were not subject to any market or interest rate risk.  Following the consummation of our initial Public Offering, the net proceeds of our initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2015 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In October 2014, we issued an aggregate of 1,150,000 ordinary shares for a total of $25,000 in cash, at a purchase price of approximately $0.02 share. Such shares are held by the following individuals and entities:

Name	Number of Shares	Relationship to Us
Lodestar Investment Holdings I LLC	460,000	Affiliate of Richard Xu
Handy Global Limited	460,000	Affiliate of Chen Liu
Classical Sky Limited	115,000	Affiliate of Peiling (Amy) He
Carnelian Bay Capital Inc.	86,250	Affiliate of Nicholas Clements
Xinli Li	28,750	Director

The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On August 18, 2015, we consummated our initial public offering (“IPO”) of 4,000,000 units. Each unit consisted of one ordinary share and one right to receive one-tenth of one ordinary share upon consummation of a business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $40,000,000. Cantor Fitzgerald & Co. acted as the lead managing underwriter of the IPO. The securities in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-204054). The Securities and Exchange Commission declared the registration statement effective on August 12, 2015.

Simultaneous with the consummation of the IPO, we consummated the Private Placement of 310,000 Private Units to Lodestar at a price of $10.00 per Private Unit, generating total proceeds of $3,100,000. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Units are identical to the units sold in the Offering, except the warrants included in the Private Units will be non-redeemable, may be exercised on a cashless basis and may be exercisable for unregistered ordinary shares if the prospectus relating to the ordinary shares issuable upon exercise of the warrants is not current and effective, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The holders of the Private Units have agreed (A) to vote the ordinary shares included in the Private Units (“Private Shares”) in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association with respect to our pre-business combination activities prior to the consummation of such a business combination unless we provide dissenting public shareholders with the opportunity to convert their public shares into the right to receive cash from our trust account in connection with any such vote, (C) not to convert any Private Shares into the right to receive cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (D) that such Private Shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated within the required time period. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Private Units (except to certain permitted transferees) until the completion of our initial business combination.

Of the gross proceeds received from the IPO and Private Placement, $40,800,000 was placed in Trust Account.

We paid a total of $1,200,000 in underwriting discounts and commissions and $525,639 for other costs and expenses related to our formation and the IPO.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-COMPASS ACQUISITION CORP.

By:	/s/ Richard Xu
Richard Xu
Executive Chairman of the Board and Chief Executive Officer (Principal executive officer)

By:	/s/ Peiling He
Peiling He
Chief Financial Officer (Principal financial and accounting officer)

Date:  September 15, 2015