Form 10-Q
period 2015-09-30
E-Compass Acquisition Corp.
filed 2015-11-05
CIK 1625042

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2015

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

86 (10) 8573 1453

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ('232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 2, 2015, 5,310,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

E-COMPASS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

E-compass Acquisition Corp.

Condensed Balance Sheets

	September 30	December 31
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash	$560,724	$39,573
Prepaid Expenses	25,679	-
Deferred offering costs	-	108,560
Total Current Assets	586,403	148,133

Cash and investments held in trust account	40,804,148	-
Total Assets	$41,390,551	$148,133

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$14,034	$-
Note payable to shareholder	-	115,000
Offering costs payable	-	13,009
Total Current Liabilities	14,034	128,009

Deferred underwriting compensation	600,000	-
Total Liabilities	614,034	128,009

Commitments and Contingencies
Common stock subject to possible redemption; 3,000,000 (at redemption value of $10.00 for the 1,000,000 shares for the lead investor and $10.40 per share for others)	30,800,000	-

Shareholders' Equity
Preferred shares, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Ordinary shares, $.0001 par value, authorized 100,000,000 shares, 2,460,000 shares issued and outstanding	246	115
Additional paid- in capital	9,999,215	24,885
Accumulated deficit	(22,944)	(4,876)
Total Shareholders' Equity	9,976,517	20,124

Total Liabilities and Shareholders' Equity	$41,390,551	$148,133

The accompanying notes are an integral part of these financial statements.

1

E-compass Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	For the Three Months	For the Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2015

General and administrative expenses	$(21,878)	$(22,216)
Other income	4,148	4,148
Net loss	$(17,730)	$(18,068)

Basic and diluted weighted average shares outstanding	3,061,304	1,694,652

Basic and diluted net loss per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

E-compass Acquisition Corp.

Condensed Statement of Changes in Shareholders' Equity

(Unaudited)

			Additional		Total
	Ordinary Shares		Paid- in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Balances as of December 31, 2014	1,150,000	115	24,885	(4,876)	20,124
Sales of 310,000 units at $10.00 per unit during the private placement	310,000	31	3,099,969	-	3,100,000
Sales of 4,000,000 units at $10.00 per unit during the public offering	4,000,000	400	39,999,600	-	40,000,000
Underwriters' discount	-	-	(1,800,000)	-	(1,800,000)
Offering expenses	-	-	(525,639)	-	(525,639)
Proceeds subject to possible redemption of 3,000,000 ordinary shares	(3,000,000)	(300)	(30,799,700)	-	(30,800,000)
Proceed from sale of underwriter's unit purchase option	-	-	100	-	100
Net loss attributable to ordinary shares not subject to possible redemption	-	-	-	(18,068)	(18,068)
Balances at September 30, 2015	2,460,000	$246	$9,999,215	$(22,944)	$9,976,517

The accompanying notes are an integral part of these financial statements.

E-compass Acquisition Corp.

Condensed Statement of Cash Flows

(Unaudited)

For Nine Months Ended
September 30, 2015

Cash flow from operating activities
Net loss	$(18,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned in cash and investments held in trust account	(4,148)
Change in operating assets and liabilities:
Change in Prepaid expenses	(25,679)
Change in accounts payable	14,034
Net cash used in operating activities	(33,861)

Cash flows from investing activities
Cash deposited in trust account	(40,800,000)
Net cash used in investing activities	(40,800,000)

Cash flow from financing activities
Proceeds from shareholder - note payable	50,000
Repayment to shareholder - note payable	(165,000)
Proceeds from sale of units to public shareholders	40,000,000
Proceeds from sale of private placement units to initial shareholder	3,100,000
Proceeds from sales of Unit Purchase Option	100
Payment of costs of Public Offering	(1,630,088)
Net cash provided by financing activities	41,355,012

Net increase in cash	521,151
Cash at beginning of period	39,573
Cash at end of period	$560,724

Supplemental schedule of non-cash financing activities
Increase in deferred underwriting compensation	$600,000

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

The Company’s securities were listed on the Nasdaq Capital Market (“NASDAQ”) in connection with the Public Offering (defined below). Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account (exclusive of taxes payable on the income earned on the funds held in the trust account and deferred underwriting commissions) at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to effectuate a Business Combination successfully.

Financing

The registration statement for the Company’s initial public offering (the “Public Offering” as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on August 12, 2015. The Company consummated the Public Offering of 4,000,000 units on August 18, 2015 at $10.00 per unit (the “Public Units’) and sold to an affiliate of the Company’s Chairman and Chief Executive Officer 310,000 units at $10.00 per unit (the “Private Units”) in a private placement (Note 4). The Company received net proceeds of approximately $41,900,000 from the Public Offering and private placement.

In connection with the Public Offering, the Company introduced the underwriter in the Public Offering to investors (“Lead Investors”) that purchased $20,000,000 of the units offered in the Public Offering. The Lead Investors have waived their right to receive $0.40 per share purchased by them in the Public Offering in the event they seek to redeem such shares into cash held in the trust account described below in connection with an initial Business Combination or upon liquidation if the Company is unable to consummate an initial Business Combination within the required time period so that other holders of shares sold in the Public Offering (“Public Shareholders”) will receive at least $10.40 per share purchased by them in the Public Offering (“Public Shares”) upon redemption or liquidation.

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

The Company, after signing a definitive agreement for an initial Business Combination, is required to provide Public Shareholders with the opportunity to redeem their Public Shares for a pro rata share of the Trust Account. The Company will only consummate such Business Combination if it has at least $5,000,001 of net tangible assets upon close of such Business Combination. However, the Lead Investor has agreed to hold at least 1,000,000 Public Shares through the consummation of an initial Business Combination, vote such shares in favor of such proposed initial Business Combination and not seek redemption with respect to such shares in connection therewith. As a result, the Company expects to meet the $5,000,001 net tangible asset requirement in order to complete an initial Business Combination. In addition, the holders of the 1,000,000 ordinary shares purchased prior to the Company’s Public Offering (“Initial Shareholders”) will vote any shares they then hold in favor of any proposed initial Business Combination and will waive any redemption rights with respect to these shares and the shares underlying the Private Units pursuant to letter agreements executed prior to the Public Offering.

In connection with any proposed Business Combination, the Company will seek shareholder approval of an initial Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination. Any Public Shareholder voting either for or against such proposed Business Combination will be entitled to demand that his Public Shares be redeemed into a full pro rata portion of the amount then in the Trust Account (initially approximately $10.40 per share or $10.00 per share for the Lead Investors), including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes. Rights sold as part of the Units (“Rights”) will not be entitled to vote on the proposed Business Combination and will have no redemption or liquidation rights.

Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation of the Company in effect upon consummation of the Public Offering provides that a Public Shareholder, together with any affiliate or other person with whom such Public Shareholder is acting in concert or as a “group” (within the meaning of Section 13 of the Securities Act of 1934, as amended), will be restricted from seeking redemption rights with respect to an aggregate of more than 20% of the ordinary shares sold in the Public Offering (but only with respect to the amount over 20% of the ordinary shares sold in the Public Offering). A “group” will be deemed to exist if Public Shareholders (i) file a Schedule 13D or 13G indicated the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The financial statements as of September 30, 2015, for the three month period and nine month period ended September 30, 2015 are unaudited. The accompanying unaudited interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

 The Company had no activity for the period from September 23, 2014 (date of inception) to September 30, 2014. The condensed statements of operations and condensed statements of cash flow for the comparative period from September 23, 2014 to September 30, 2014 are not presented.

Development Stage Company

The Company complies with the reporting requirements of FASB ASC Topic 915, “Development Stage Entities” and early adopted Accounting Standards Update 2014-10 (“ASU 2014-10”). On September 30, 2015, the Company has not commenced any operations nor generated revenue to date. All activity from the inception through September 30, 2015 relates to the Company formation, the Public Offering and pursuit of an acquisition target for its initial Business Combination. Following such offering, the Company will not generate operating revenues until after completion of a Business Combination, at earliest. The Company will generate non-operating income in the form of interest income on the designated Trust Account.

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

Securities Held in Trust Account

Investment securities consist of United States Treasury securities. The Company classifies its securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities' fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “other income” line item in the statements of operations. Other income is recognized when earned.

Fair Value Measurements

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, and deferred underwriting compensation are estimated to approximate the carrying values as of September 30, 2015 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$40,803,501	$40,803,501	$-	$-

*included in cash and investments held in trust account on the Company’s balance sheet.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the Public Offering.

Redeemable Ordinary Shares

All of the 4,000,000 common shares sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Shareholder Approval provisions. In accordance with ASC 480, such provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it allow redemption of Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. Further, the Lead Investor holding 1,000,000 Public Units (which includes 1,000,000 shares), has agreed to hold 1,000,000 common shares through the consummation of an initial Business Combination, vote such shares in favor of such proposed initial Business Combination and not seek redemption of such common shares. Accordingly, at September 30, 2015, 3,000,000 of the 4,000,000 Public Shares were classified outside of permanent equity at its redemption value.

Use of estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on September 23, 2014, the evaluation was performed for 2014 tax year which is the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, adjusted to include any dilutive effect from ordinary share equivalents. In the periods where losses are reported, there were no dilutive effect from ordinary share equivalents. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share for the three and nine month periods ended September 30, 2015.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 —Public Offering

On August 18, 2015, the Company sold 4,000,000 units at a price of $10.00 per Public Unit in the Public Offering. Each Public Unit consists of one ordinary share of the Company, $0.0001 par value per share, and one Right. Each Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial Business Combination. In addition, the Company has granted Cantor Fitzgerald& Co., the underwriter of the Public Offering, a 45-day option to purchase up to 600,000 Public Units solely to cover over-allotments, if any. On October 2, 2015, the over-allotment expired unexercised.

If the Company does not complete its Business Combination within the necessary time period described in Note 1, the Rights will expire and be worthless. Since the Company is not required to net cash settle the Rights and the Rights are exercisable upon the consummation of an initial Business Combination, management determined that the Rights are classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with ASC 815-40. The proceeds from the sale are allocated to Public Shares and Rights based on the relative fair value of the securities in accordance with ASC 470-20-30. The value of the Public Shares and Rights are based on the offering price paid by investors.

The Company paid an upfront underwriting discount of $1,200,000 (3.0%) of the offering price to the underwriter at the closing of the Public Offering. In addition, the Company is committed to pay the deferred discount in the amount of $600,000 to the underwriter upon consummation of the Company’s Business Combination (See Note 6). Such underwriting discount was accounted for as offering costs and charged to shareholders equity upon the completion of the Public Offering.

The Company also sold to the underwriter and/or its designees, at the time of the closing of the Public Offering, for an aggregate of $100.00, an option (“Unit Purchase Option” or “UPO”) to purchase 300,000 Units. The UPO will be exercisable at any time, in whole or in part, during the period commencing on the later of August 12, 2016 and the closing of the Company’s initial Business Combination and terminating on the fifth anniversary of the effective date (August 12, 2020) at a price per Unit equal to $10.00. Accordingly, after the Business Combination, the purchase option will be to purchase 330,000 ordinary shares (which includes 30,000 ordinary shares to be issued for the rights included in the units). The Units issuable upon exercise of this option are identical to the Public Units in the Offering. The Company accounted for the fair value of the UPO, inclusive of the receipt of a $100.00 cash payment, as an expense of the Offering resulting in a charge of approximately $561,000 directly to shareholders’ equity.

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

Private Placement

Upon the closing of the Public Offering, Lodestar Investment Holdings I LLC purchased 310,000 Private Units at $10.00 per unit (for an aggregate purchase price of $3,100,000) from the Company. All of the proceeds received from the sale of the Private Units have been placed in the Trust Account. The Private Units are identical to the Public Units, except that the holder has agreed (i) to vote the ordinary shares included therein in favor of any proposed Business Combination, (ii) not to propose, or vote in favor of, an amendment to the Company’s amended and restated memorandum and articles of association with respect to pre-Business Combination activities prior to the consummation of such a Business Combination unless the Company offers dissenting holders the right to get their pro rata portion of the Trust Account, (iii) not to redeem any ordinary shares included therein into the right to receive cash for the Trust Account in connection with a shareholder vote to approve the proposed initial Business Combination and (iv) that the ordinary shares included therein shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Additionally, the holder has agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees) until the completion of the initial Business Combination.

Expense Advance Agreement

All expenses incurred by the Company prior to an initial Business Combination may be paid only from the net proceeds of the Public Offering and related private placements not held in the Trust Account.

Thus, in order to meet the Company’s working capital needs following the consummation of the Public Offering if the funds not held in the Trust Account and interest earned on the funds held in the Trust Account available to the Company are insufficient, the Company’s officers, directors or Initial Shareholders or their respective affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. Up to $500,000 of the notes may, at the lender’s discretion, be redeemed upon consummation of an initial Business Combination into additional private units at a price of $10.00 per unit (“Working Capital Units”). The Company’s directors and shareholders have approved the issuance of the Working Capital Units upon redemption of such notes, to the extent the holder wishes to so redeem them at the time of the consummation of an initial Business Combination. If the Company does not complete an initial Business Combination, the loans will only be repaid with funds not held in the Trust Account, to the extent available.

Note 5 – Cash and Investment held in Trust Account

As of September 30, 2015, investment securities in the Company’s Trust Account consisted of $40,803,501 in United States Treasury Bills and $647 in cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying September 30, 2015 balance sheet and adjusted for the amortization or accretion of premiums or discounts. The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on September 30, 2015 is as follows:

	Carrying Value as of September 30, 2015	Gross Unrealized Holding Gain	Fair Value as of September 30, 2015

Held-to-maturity:
U.S. Treasury Securities	$40,803,501	$16,825	$40,820,326

Note 6 — Commitments

Deferred Underwriter Fees

The Company is committed to pay the deferred discount of 1.5% of the gross offering proceeds, in the amount of $600,000 of the Public Offering, to the underwriter upon the Company’s consummation of the Business Combination. The underwriter is not entitled to any interest accrued on the deferred discount, and no deferred discount is payable to the underwriter if there is no Business Combination.

Registration Rights

The Initial Shareholders and the holder of the Private Units (or underlying ordinary shares) will be entitled to registration rights with respect to the initial shares, the Private Units and any Working Capital Units issued (or underlying ordinary shares) pursuant to an agreement signed on the effective date of the Public Offering. The holders of the majority of the initial shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Private Units and Working Capital Units (or underlying ordinary shares) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Note 7 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2015, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of September 30, 2015, there were 2,460,000 shares of common stock issued and outstanding excluding 3,000,000 shares subject to possible redemption.

In connection with the organization of the Company, a total of 1,150,000 of the Company’s ordinary shares were sold to the Initial Shareholders at a price of approximately $0.02 per share for an aggregate of $25,000. 150,000 shares of the 1,150,000 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full so that the Company’s Initial Shareholders will own 20% of the issued and outstanding ordinary shares after the Public Offering, excluding ordinary shares included in the Private Units. On October 2, 2015, the overallotment expired without any of the balance being exercised. As a result, 150,000 shares have been forfeited.

All of these shares were placed into an escrow account on the effective date of the Public Offering. Subject to certain limited exceptions, these shares will not be released from escrow until with respect to 50% of the shares, the earlier of one year after the date of the consummation of an initial Business Combination and the date on which the closing price of the ordinary shares exceeds $13.00 per share for any 20 trading days within a 30-trading day period following the consummation of an initial Business Combination and, with respect to the remaining 50% of the shares, one year after the date of the consummation of an initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

We consummated our initial public offering of 4,000,000 units on August 18, 2015 generating gross proceeds of $40,000,000 (“Initial Public Offering” or “IPO”) and on the same date, a private placement (“Private Placement”) to Lodestar Investment Holdings I LLC (“Lodestar”), an affiliate of Richard Xu, the Company’s Chief Executive Officer, of 310,000 units, generating additional proceeds of $3,100,000 (“Private Units”). Of such proceeds, an aggregate of $40,800,000 was placed in the Company’s trust account.

Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination successfully.

Results of Operations

Our entire activity from inception through August 18, 2015 was in preparation for our initial public offering, which was consummated on August 18, 2015. Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended September 30, 2015, we had net losses of $17,730, which consist of formation and operating costs partially offset by interest income generated from the Trust Account. The interest income generated from Trust Account is $4,148. General and administrative expenses are $21,878.

 For the nine months ended September 30, 2015, we had net losses of $18,068, which consist of formation and operating costs partially offset by interest income generated from the Trust Account. The interest income generated from Trust Account is $4,148. General and administrative expenses are $22,216.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $560,724 outside of our trust account and $14,034 of accrued liabilities. In addition, we had $40,804,148 in restricted cash and equivalents in our trust account, of which, $4,148 of interest income may be released to us in order to fund working capital requirements or tax payments. We intend to use the remainder of the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our operations.

We intend to use substantially all of the net proceeds of the offering, including the funds held in the trust account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We anticipate that the approximately $560,000 outside of our trust account, plus the interest earned on the trust account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements (which we anticipate will be approximately $35,000 assuming an interest rate of approximately 0.05% per year), will be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately:

●	$250,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

●	$100,000 of expenses for the due diligence and investigation of a target business by our officers, directors and initial shareholders;

●	$100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and

●	$100,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2015, we were not subject to any market or interest rate risk.  Following the consummation of the our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In October 2014, we issued an aggregate of 1,150,000 ordinary shares for a total of $25,000 in cash, at a purchase price of approximately $0.02 share. On October 2, 2015, 150,000 shares were forfeited due to the overallotment expired without exercising. Such shares are held by the following individuals and entities:

Name	Number of Shares	Relationship to Us
Lodestar Investment Holdings I LLC	400,000	Affiliate of Richard Xu
Handy Global Limited	400,000	Affiliate of Chen Liu
Classical Sky Limited	100,000	Affiliate of Peiling (Amy) He
Carnelian Bay Capital Inc.	75,000	Affiliate of Nicholas Clements
Xinli Li	25,000	Director

The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On August 18, 2015, we consummated our IPO of 4,000,000 units. Each unit consisted of one ordinary share and one right to receive one-tenth of one ordinary share upon consummation of a business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $40,000,000. Cantor Fitzgerald & Co. acted as the lead managing underwriter of the IPO. The securities in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-204054). The Securities and Exchange Commission declared the registration statement effective on August 12, 2015.

Simultaneous with the consummation of the IPO, we consummated the Private Placement of 310,000 Private Units to Lodestar at a price of $10.00 per Private Unit, generating total proceeds of $3,100,000. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Units are identical to the units sold in the Offering. The holders of the Private Units have agreed (A) to vote the ordinary shares included in the Private Units (“Private Shares”) in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association with respect to our pre-business combination activities prior to the consummation of such a business combination unless we provide dissenting public shareholders with the opportunity to redeem their public shares into the right to receive cash from our trust account in connection with any such vote, (C) not to redeem any Private Shares into the right to receive cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (D) that such Private Shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated within the required time period. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Private Units (except to certain permitted transferees) until the completion of our initial business combination.

Of the gross proceeds received from the IPO and Private Placement, $40,800,000 was placed in trust account.

We paid a total of $1,200,000 in underwriting discounts and commissions and $525,639 for other costs and expenses related to our formation and the IPO.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document]

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

Date:  November 5, 2015

