Form 10-K
period 2015-12-31
E-Compass Acquisition Corp.
filed 2016-03-15
CIK 1625042

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 001-37516

E-COMPASS ACQUISITION CORP.

(Name of Small Business Issuer in Its Charter)

Cayman Islands	N/A
(State of Incorporation)	(Small Business Issuer I.R.S. Employer I.D. Number)
China Office: 6F/Tower, 2 West Prosper Centre No.5, Guanghua Road Chaoyang District Beijing, 100020, P.R. China
US Office (Principal Executive Office): 7 Times Square, 37th floor, New York, New York	10036
(Address of principal executive offices)	(zip code)

86 (10) 8573 1453

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one Ordinary Share, par value $.0001 per share and one Right	The NASDAQ Stock Market LLC
Ordinary Shares, $.0001 par value per share	The NASDAQ Stock Market LLC
Rights for one tenth (1/10) of one Ordinary Share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Registrant’s revenues for the fiscal year ended December 31, 2015 was $0.

As of June 30, 2015 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates was $0.

As of March 11, 2016, there were 5,310,000 ordinary shares, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1. BUSINESS

E-compass Acquisition Corp. (the “Company” or “we”) is a blank check company formed on September 23, 2014 for the purpose of entering into a share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, or entering into contractual arrangements that give us control over such a target business. The Company’s efforts in identifying a prospective target businesses are not limited to a particular industry or geographic region of the world although the Company is currently focusing on target businesses located in the People’s Republic of China (“China” or the “PRC”) that operate in the e-commerce and consumer retail industry.

On August 18, 2015, we closed our initial public offering (“Public Offering”) of 4,000,000 units with each unit consisting of one ordinary share, par value $.0001 per share (“Ordinary Share”), and one right (“Right”) to receive one-tenth of one Ordinary Share upon consummation of an initial business combination. Simultaneous with the consummation of the Public Offering, we consummated the private placement of 310,000 private Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $3,100,000. The Private Placement Units were purchased by Lodestar Investment Holdings I LLC (“Lodestar”), an affiliate of Richard Xu, our Chairman and Chief Executive Officer. The Company received net proceeds of approximately $41,900,000 from the Public Offering and private placement.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering and private placements were $41,900,000, of which $40,800,000 was deposited into a trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2015, we have used approximately $150,000 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2015, there was $40,819,160 held in the trust fund (including $19,160 of accrued interest).

In connection with the Public Offering, the Company introduced the underwriter in the Public Offering to investors (“Lead Investors”) that purchased $20,000,000 of the units offered in the Public Offering. The Lead Investors have waived their right to receive $0.40 per share purchased by them in the Public Offering in the event they seek to redeem such shares into cash held in the trust account described above in connection with an initial business combination or upon liquidation if the Company is unable to consummate an initial business combination within the required time period (as described below) so that other holders of shares sold in the Public Offering (“Public Shareholders”) will receive at least $10.40 per share purchased by them in the Public Offering (“Public Shares”) upon redemption or liquidation.

Market Opportunity

Our management team believes that companies that operate in the e-commerce and consumer retail industry will perform favorably over the next decade due to a variety of reasons including:

●	rising spending power of Chinese consumers;

●	China’s online shopping population being relatively underpenetrated;

●	expansion of categories of products and services that are being made available online;

●	increased usage of mobile devices;

●	China’s traditional in-person retail market facing more and more significant challenges;

●	offline retailers increasing their usage of the online marketplaces to grow their business;

●	the general growth of China’s consumption; and

●	growth in China’s population utilizing the internet.

Competitive Advantages

We believe our competitive strengths to be the following:

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares in the target business for our shares or for a combination of shares and cash. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company.

Financial Position

With funds held in trust available for our initial business combination in the amount of approximately $41 million, we offer a target business a variety of options. Having these funds could allow us to structure a business combination where a portion of the consideration payable to owners of a target business is paid in cash. Such funds could also provide capital for the potential growth and expansion of our target’s operations or strengthening its balance sheet by reducing its debt burden. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Management Operating and Investing Experience

We believe that our executive officers and directors possess the experience, skills and contacts necessary to source, evaluate, and execute an attractive business combination. Several of our officers and directors were previously officers and directors of Sino Mercury Acquisition Corp., a blank check company similar to our company that consummated an initial business combination in October 2015. Additionally, members of our board of directors have extensive professional relationships with the governmental, legislative, and diplomatic communities. We intend to leverage these extensive contacts and relationships of our executive officers and directors to source, evaluate and execute business combination opportunities.

Our executive officers and directors have strong reputations in the business community, experience in mergers and acquisitions and long-term relationships with senior executives and decision-makers. We believe that their experience and relationships will provide us with an important advantage in sourcing and structuring potential business combinations. Additionally, our executive officers and directors have extensive contacts with consultants, investment bankers, attorneys, and accountants, among others. While the past successes of our executive officers and directors do not guarantee that we will successfully consummate an initial business combination, they will play an important role in assisting us to identify strong potential targets and negotiate an agreement for our initial business combination and, to the extent that our executive officers and directors continue with us following the consummation of an initial business combination, we believe that their experience will help us operate the combined company. However, if we consummate a business combination in an industry or geographic location that our officers or directors do not have experience in, the foregoing competitive advantages may not be applicable to us.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our Public Offering and the private placement of Private Placement Units, our share capital, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the Public Offering and the private placement of Private Placement Units are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our Public Offering prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may determine to engage the services of professional firms or other individuals that specialize in business acquisitions on a formal basis, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, special advisors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial shareholders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of its products, processes or services;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary features and degree of intellectual property or other protection for its products, processes or services;

●	regulatory environment of the industry; and

●	costs associated with effecting the business combination.

We believe such factors will be important in evaluating prospective target businesses, regardless of the location or industry in which such target business operates. However, this list is not intended to be exhaustive. Furthermore, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Shareholder Approval of Business Combination

In connection with any proposed business combination, we will seek shareholder approval of an initial business combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, for a pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. The amount in the trust account is initially anticipated to be $10.40 per share for public investors and $10.00 for Lead Investors.

Under our amended and restated memorandum and articles of association, we must provide at least 10 days advance notice of any meeting of shareholders. The proxy statement mailed in connection with any meeting to approve a proposed business combination will describe the manner in which you can vote on the proposed transaction. Generally, in order to vote at the meeting to approve a proposed business combination, if you are a record holder, you will either need to send in a proxy card or attend the meeting and vote in person. If your shares are held in “street name” or are in a margin or similar account, you would need to contact your broker to ensure that votes related to the shares you beneficially own are properly counted. The proxy statement mailed in connection with any meeting to approve a proposed business combination will also describe the vote necessary to approve the proposed business combination. The actual vote required to approve any proposed business combination will depend on the structure of the transaction itself and the requirements of our amended and restated memorandum and articles of association and the Companies Law of the Cayman Islands; provided that the minimum vote required to approve any proposed business combination would be the affirmative vote of a majority of the holders voting on such proposed business combination.

We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding ordinary shares voted are voted in favor of the business combination. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. In connection with the Public Offering, the Lead Investors agreed to hold at least $10,000,000 of the shares acquired in the offering through the consummation of our initial business combination, to vote such shares in favor of such proposed business combination and not seek conversion of such shares in connection therewith. As a result, we expect to meet the $5,000,001 net tangible asset requirement in order to complete an initial business combination.

Notwithstanding the foregoing, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until February 18, 2017 (the deadline for us to consummate an initial business combination as described in more detail below) in order to be able to receive a pro rata share of the trust account.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination and (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity.

None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units or ordinary shares in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. In such event, the conversion rights will be effected under our amended and restated memorandum and articles of association and Cayman Islands law as repurchases. A holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the ordinary shares sold in our Public Offering. Accordingly, all shares in excess of 20% of the shares sold in our Public Offering held by a holder will not be converted to cash. We believe this restriction will prevent shareholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a shareholder’s ability to convert no more than 20% of the ordinary shares sold in our Public Offering, we believe we have limited the ability of a small group of shareholders to unreasonably attempt to block a transaction which is favored by our other public shareholders.

Our initial shareholders will not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to this offering or purchased by them in this offering or in the aftermarket. The non-tendering investors will not have conversion rights with respect to 1,000,000 ordinary shares purchased by them in this offering. Additionally, the Lead Investors have waived their right to receive $0.40 per share purchased by them in the Public Offering in the event they seek to convert such shares into cash held in the trust account so that Public Shareholders will receive at least $10.40 per share purchased by them in the Public Offering upon conversion.

We may also require Public Shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to shareholders.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by Public Shareholders.

Contractual Arrangements

The government of the PRC has restricted or limited foreign ownership of certain kinds of assets and companies operating in a wide variety of industries, including some online and mobile commerce businesses. The PRC may apply these restrictions in other industries in the future. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or having “famous Chinese brand names” or “well established Chinese brand names.” Subject to the review requirements of the Ministry of Commerce and other relevant agencies as discussed elsewhere for acquisitions of assets and companies in the PRC and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese parties through variable interest entities, which are entities 100% owned by Chinese citizens. To the extent that such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company. The agreements would be designed to provide our company with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of Chinese parties who would likely be designated by our company.

For example, these contracts could result in a structure where, in exchange for our payment of the acquisition consideration, (i) the target company would be majority owned by Chinese residents whom we designate and the target company would continue to hold the requisite licenses for the target business, and (ii) we would establish a new subsidiary in China which would provide technology, technical support, consulting and related services to the target company in exchange for fees, which would transfer to us substantially all of the economic benefits of ownership of the target company.

These contractual arrangements would be designed to provide the following:

●	Our exercise of effective control over the target company;

●	A substantial portion of the economic benefits of the target company would be transferred to us; and

●	We, or our designee, would have an exclusive option to purchase all or part of the equity interests in the target company owned by the Chinese residents whom we designate, or all or part of the assets of the target company, in each case when and to the extent permitted by Chinese regulations.

While we cannot predict the terms of any such contract that we will be able to negotiate, at a minimum, any contractual arrangement would need to provide us with (i) effective control over the target’s operations and management either directly through board control or through affirmative and/or negative covenants and veto rights with respect to matters such as entry into material agreements, management changes and issuance of debt or equity securities, among other potential control provisions and (ii) a sufficient level of economic interest to ensure that we satisfy the 80% net asset test required for our initial business combination. We have not, however, established specific provisions which must be in an agreement in order to meet the definition of business combination.

These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under PRC law and regulation. If we choose to effect a business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership through a merger or stock exchange. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under Chinese law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.

Moreover, we expect that the contractual arrangements upon which we would be relying would be governed by Chinese law and would be the only basis of providing resolution of disputes which may arise through either arbitration or litigation in China. Accordingly, these contracts would be interpreted in accordance with Chinese law and any disputes would be resolved in accordance with Chinese legal procedures. Uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert the effective level of control over the target business.

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination by February 18, 2017, it will trigger our automatic winding up, dissolution and liquidation pursuant to the terms of our amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation.

The amount in the trust account (less $400 representing the aggregate nominal par value of the shares of our public shareholders) under the Companies Law will be treated as share premium which is distributable under the Cayman Companies Law provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders has agreed to waive its rights to participate in any liquidation of our trust account or other assets with respect to the ordinary shares owned by them prior to the Public Offering (the “insider shares”) and ordinary shares included in the Private Placement Units (the “private shares”) and to vote their insider shares and private shares in favor of any dissolution and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our rights, which will expire worthless.

If we are unable to complete an initial business combination and expend all of the net proceeds of this offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share distribution from the trust account would be $10.40 for Public Shareholders and $10.00 for Lead Investors.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders. Although we will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Richard Xu and Chen Liu, our President and a Director, have personally agreed that, if we liquidate the trust account prior to the consummation of a business combination, they will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of this offering not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that Messrs. Xu or Liu will be able to satisfy those obligations if they are required to do so. Accordingly, the actual per-share distribution could be reduced, due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.40 or $10.00 per share, as applicable.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination may delay the completion of a transaction;

●	our obligation to convert ordinary shares held by our Public Shareholders may reduce the resources available to us for a business combination;

●	our outstanding rights and unit purchase options, and the potential future dilution they represent;

●	our obligation to either repay or issue securities upon conversion of up to $500,000 of working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the Private Placement Units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect each of our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the material risks described below, which we believe represent the material risks related to our business and our securities, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

If we are unable to consummate a business combination, our Public Shareholders may be forced to wait until February 18, 2017 before receiving liquidation distributions.

We have until February 18, 2017 in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will public shareholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, you may be forced to sell your securities potentially at a loss.

The requirement that we complete an initial business combination by February 18, 2017 may give potential target businesses leverage over us in negotiating a business transaction.

We have until February 18, 2017 to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limits referenced above.

We may issue ordinary or preferred shares or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

We may issue a substantial number of additional ordinary shares or preferred shares, or a combination of ordinary shares and preferred shares, to complete a business combination. The issuance of additional ordinary shares or preferred shares:

●	may significantly reduce the equity interest of investors;

●	may subordinate the rights of holders of ordinary shares if we issue preferred shares with rights senior to those afforded to our ordinary shares;

●	may cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

The funds held in the trust account may not earn significant interest and, as a result, we may be limited to the funds held outside of the trust account to fund our search for target businesses, to pay our tax obligations and to complete our initial business combination.

As of December 31, 2015, we had $434,994 available to us outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. Interest rates on permissible investments for us have been less than 1% over the last several years. Accordingly, if we do not earn a sufficient amount of interest on the funds held in the trust account and use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we may be forced to cease searching for a target business.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by shareholders may be less than $10.40 for Public Shareholders and $10.00 for Lead Investors.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the monies held in the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public shareholders and any such claims could delay the timing of our distribution of the funds held in the trust account. If we liquidate the trust account before the completion of a business combination, Messrs. Xu and Liu have agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, they may not be able to meet such obligation. Therefore, the per-share distribution from the trust account in such a situation may be reduced.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our Public Shareholders at least $10.40 or $10.00, as applicable.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated memorandum and articles of association provide that we will continue in existence only until February 18, 2017 unless we complete an initial business combination by such date.

As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them pursuant to such process and any liability of our shareholders may extend beyond the date of such distribution. Accordingly, we cannot assure you that third parties, or us under the control of an official liquidator, will not seek to recover from our shareholders amounts owed to them by us.

If we are unable to consummate a transaction within the required time period, upon notice from us, the trustee of the trust account will distribute the amount in our trust account to our public shareholders. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose. If there are insufficient funds held outside the trust account for such purpose, Messrs. Xu and Liu have that they will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of US$15,000 and to imprisonment for five years in the Cayman Islands.

Holders of rights will not have redemption rights if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we redeem the funds held in the trust account, the rights will expire and holders will not receive any of such proceeds with respect to such rights.

We have no obligation to net cash settle the rights.

In no event will we have any obligation to net cash settle the rights. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial business combination. Accordingly, the rights may expire worthless.

We may amend the terms of the rights in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding rights.

Our rights have been issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of a majority of the then outstanding rights (including the rights underlying the Private Placement Units) in order to make any change that adversely affects the interests of the registered holders.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

While we are currently focusing our search for target businesses in the People’s Republic of China that operate in the e-commerce and consumer retail industry, we are not limited in this respect and may consummate a business combination with a company in any location or industry we choose (subject to the limitations imposed by the PRC on foreign investments in certain industries). Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that with which may complete a business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

If Nasdaq delists our securities from quotation on its exchange after this offering, we would not be required to complete a business combination with a target business or businesses meeting specific fair market value requirements.

If Nasdaq delists our securities from quotation on its exchange, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

While we intend to focus our search for target businesses in the People’s Republic of China that operate in the e-commerce and consumer retail industry, we may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination. If we become aware of a potential business combination outside of the geographic location or industry where our officers and directors have their most experience, our management may determine to retain consultants and advisors with experience in such industries to assist in the evaluation of such business combination and in our determination of whether or not to proceed with such a business combination. However, our management is not required to engage such consultants and advisors in any situation. If they do not engage any consultants or advisors to assist them in the evaluation of a particular target business or business combination, our management may not properly analyze the risks attendant with such target business or business combination. As a result, we may enter into a business combination that is not in our shareholders’ best interests.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby potentially limiting the amount of time they devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. We cannot assure you these conflicts will be resolved in our favor.

Our officers and directors have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors have pre-existing fiduciary and contractual obligations to other companies, including companies that are engaged in business activities similar to those intended to be conducted by us. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business.

Our officers’ and directors’ personal and financial interests may influence their motivation in determining whether a particular target business is appropriate for a business combination.

Our officers and directors have waived their right to convert their insider shares, private shares or any other ordinary shares, or to receive distributions with respect to their insider shares or private shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, these securities will be worthless if we do not consummate our initial business combination. Their private rights and any other rights they acquire will also be worthless if we do not consummate an initial business combination. In addition, our officers and directors may loan funds to us after our initial public offering and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we might have a claim against such individuals. However, we might not ultimately be successful in any claim we may make against them for such reason.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq, a national securities exchange. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our ordinary shares are “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

We may only be able to complete one business combination with the proceeds of our initial public offering. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our Public Shareholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many shareholders may exercise conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business transaction. In the event that the business combination involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate a business combination if a target business requires that we have cash in excess of the minimum amount we are required to have at closing and public shareholders may have to remain shareholders of our company and wait until our liquidation to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents (or $10,000,000 from the non-tendering investors) available at the time of closing. If the number of our shareholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate a business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait until February 18, 2017 in order to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares.

In connection with any meeting held to approve an initial business combination, we will offer each Public Shareholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its shares, which may make it more likely that we will consummate a business combination.

In connection with any meeting held to approve an initial business combination, we will offer each Public Shareholder (but not our initial shareholders or the non-tendering investors with respect to up to 1,000,000 ordinary shares purchased in the Public Offering) the right to have his, her or its ordinary shares converted for cash (subject to the limitations described elsewhere in this annual report) regardless of whether such shareholder votes for or against such proposed business combination. This is different than other similarly structured blank check companies where shareholders are offered the right to have their shares converted only when they vote against a proposed business combination. Accordingly, Public Shareholders owning shares sold in the Public Offering may exercise their conversion rights and we could still consummate a proposed business combination so long as a majority of shares voted at the meeting are voted in favor of the proposed business combination. The ability to seek conversion while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

In connection with any meeting held to approve an initial business combination, public shareholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 20% of the shares sold in our initial public offering.

In connection with any meeting held to approve an initial business combination, we will offer each Public Shareholder (but not holders of our insider shares or the non-tendering investors with respect to up to 1,000,000 ordinary shares purchased in the Public Offering) the right to have his, her, or its ordinary shares converted for cash. Notwithstanding the foregoing, a public shareholder, together with any of its affiliates or any other person with whom it is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 20% of the shares sold in the Public Offering. Accordingly, if you hold more than 20% of the shares sold in the Public Offering and a proposed business combination is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold such shares following the business combination over 20% or sell them in the open market. We cannot assure you that the value of such shares will appreciate over time following a business combination or that the market price of our ordinary shares will exceed the per-share conversion price.

In connection with any shareholder meeting called to approve a proposed initial business combination, we may require shareholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any shareholder meeting called to approve a proposed initial business combination, each Public Shareholder will have the right, regardless of whether it is voting for or against such proposed business combination, to demand that we convert its shares into a share of the trust account. Such conversion will be effectuated under Cayman Islands law as a repurchase of the shares, with the repurchase price to be paid being the applicable pro-rata portion of the monies held in the trust account. We may require Public Shareholders who wish to convert their shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the shareholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical share certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

Investors may not have sufficient time to comply with the delivery requirements for conversion.

Pursuant to our memorandum and articles of association, we are required to give a minimum of only ten days’ notice for each general meeting. As a result, if we require Public Shareholders who wish to convert their public shares into the right to receive a pro rata portion of the funds in the trust account to comply with specific delivery requirements for conversion, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may be forced to retain our securities when they otherwise would not want to.

If we require Public Shareholders who wish to convert their ordinary shares to comply with the delivery requirements for conversion, such converting shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require Public Shareholders who wish to convert their ordinary shares to comply with specific delivery requirements for conversion described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering Public Shareholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek conversion may be able to sell their securities.

Because of our limited resources and structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding rights and unit purchase options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

Our initial shareholders control a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

Our initial shareholders collectively own approximately 24.6% of our issued and outstanding ordinary shares. In connection with any vote for a proposed business combination, all of our initial shareholders, as well as all of our officers and directors, have agreed to vote the ordinary shares owned by them immediately before the Public Offering as well as any ordinary shares acquired in the aftermarket in favor of such proposed business combination. Additionally, the non-tendering investors have agreed to vote in favor of a proposed business combination and not seek conversion of up to 1,000,000 of their shares.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. There is no requirement under the Companies Law of the Cayman Islands for us to hold annual or general meetings or elect directors. Accordingly, shareholders would not have the right to such a meeting or election of directors, unless the holders of not less than 10% in par value capital of our company requests such a meeting. As a result, it is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the consummation of a business combination.

Our outstanding rights and unit purchase options may have an adverse effect on the market price of our ordinary shares and make it more difficult to effect a business combination.

We have outstanding rights and unit purchase options that may result in the issuance of additional securities. Such securities, when exercised, will increase the number of issued and outstanding ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our rights and unit purchase options may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the rights and unit purchase options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these rights and options are exercised, you may experience dilution to your holdings.

If our shareholders exercise their registration rights with respect to their securities, it may have an adverse effect on the market price of our ordinary shares and the existence of these rights may make it more difficult to effect a business combination.

Our initial shareholders are entitled to make a demand that we register the resale of their insider shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the purchasers of the Private Placement Units and our initial shareholders, officers and directors are entitled to demand that we register the resale of the Private Placement Units (and the underlying ordinary shares and rights) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us at any time after we consummate a business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our ordinary shares.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States government treasury bills, notes or bonds having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in United States treasuries. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

We may not seek an opinion from an unaffiliated investment banking firm as to the fair market value of the target business we acquire or that the price we are paying for the business is fair to our shareholders from a financial point of view.

We are not required to obtain an opinion from an unaffiliated investment banking firm that the target business we select has a fair market value in excess of at least 80% of the balance of the trust account unless our board of directors cannot make such determination on its own. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our shareholders from a financial point of view unless the target is affiliated with our officers, directors, initial shareholders or their affiliates. If no opinions are obtained, our shareholders will be relying on the judgment of our board of directors, whose collective experience in business evaluations for blank check companies like ours is not significant. Furthermore, our directors may have a conflict of interest in analyzing the transaction due to their personal and financial interests.

We may acquire a target business that is affiliated with our officers, directors, initial shareholders or their affiliates.

While we do not currently intend to pursue an initial business combination with a company that is affiliated with our officers, directors, initial shareholders or their affiliates, we are not prohibited from pursuing such a transaction, nor are we prohibited from consummating a business combination where any of our officers, directors, initial shareholders or their affiliates acquire a minority interest in the target business alongside our acquisition, provided in each case we obtain an opinion from an unaffiliated investment banking firm indicating that the price we are paying is fair to our shareholders from a financial point of view. These affiliations could cause our officers or directors to have a conflict of interest in analyzing such transactions due to their personal and financial interests.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. In addition, certain of our directors and officers are nationals or residents of jurisdictions other than the United States and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) or the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws as compared to the United States, and certain states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, and or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere. There is recent Privy Council authority (which is binding on the Cayman Islands Court) in the context of a reorganization plan approved by the New York Bankruptcy Court which suggests that due to the universal nature of bankruptcy/insolvency proceedings, foreign money judgments obtained in foreign bankruptcy/insolvency proceedings may be enforced without applying the principles outlined above. However, a more recent English Supreme Court authority (which is highly persuasive but not binding on the Cayman Islands Court), has expressly rejected that approach in the context of a default judgment obtained in an adversary proceeding brought in the New York Bankruptcy Court by the receivers of the bankruptcy debtor against a third party, and which would not have been enforceable upon the application of the traditional common law principles summarized above and held that foreign money judgments obtained in bankruptcy/insolvency proceedings should be enforced by applying the principles set out above, and not by the simple exercise of the Courts’ discretion. Those cases have now been considered by the Cayman Islands Court. The Cayman Islands Court was not asked to consider the specific question of whether a judgment of a bankruptcy court in an adversary proceeding would be enforceable in the Cayman Islands, but it did endorse the need for active assistance of overseas bankruptcy proceedings. We understand that the Cayman Islands Court’s decision in that case has been appealed and it remains the case that the law regarding the enforcement of bankruptcy/insolvency related judgments is still in a state of uncertainty.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

We intend to effect a business combination with a company located outside of the United States and if we do, we would be subject to a variety of additional risks that may negatively impact our business operations and financial results.

If we consummate a business combination with a target business located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ governing jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	inflation;

●	economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	protection of intellectual property; and

●	employment regulations.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

If we acquire control of a target business through contractual arrangements with one or more operating businesses in the PRC, such contracts may not be as effective in providing operational control as direct ownership of such business and may be difficult to enforce.

We will only acquire a business or businesses that, upon the consummation of our initial business combination, will be our majority-owned subsidiaries and will be neither investment companies nor companies excluded from the definition of an investment company by Section 3(c)(1) or 3(c)(7) of the Investment Company Act. However, the PRC has restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries. The industry groups that are restricted are wide ranging, including, for example, certain aspects of telecommunications, food production, and heavy equipment manufacturers. In addition there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or having “famous brand names” or “well-established brand names.” Subject to the review and approval requirements of the relevant agencies for acquisitions of assets and companies in the relevant jurisdictions and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted local parties. To the extent that such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company which may provide exceptions to the merger and acquisition regulations mentioned above since these types of arrangements typically do not involve a change of equity ownership in the operating company. The agreements would be designed to provide our company with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of local parties who would be our nominees and, therefore, may exempt the transaction from certain regulations, including the application process required thereunder.

However, since there has been limited implementation guidance provided with respect to such regulations, the relevant government agency might apply them to a business combination effected through contractual arrangements. If such an agency determines that such an application should have been made or that our potential future target businesses are otherwise in violation of local laws or regulations, consequences may include confiscating relevant income and levying fines and other penalties, revoking business and other licenses, requiring restructure of ownership or operations, requiring discontinuation or restriction of the operations of any portion or all of the acquired business, restricting or prohibiting our use of the proceeds of this offering to finance our businesses and operations and imposing conditions or requirements with which we or potential future target businesses may not be able to comply. These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under local laws and regulations. If we choose to effect a business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore, these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under local law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.

Contractual arrangements we enter into with potential future subsidiaries and affiliated entities or acquisitions of offshore entities that conduct operations through affiliates in the PRC may be subject to a high level of scrutiny by the relevant tax authorities.

Under the laws of the PRC, arrangements and transactions among related parties may be subject to audit or challenge by the relevant tax authorities. If any of the transactions we enter into with potential future subsidiaries and affiliated entities are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under local law, the relevant tax authorities may have the authority to disallow any tax savings, adjust the profits and losses of such potential future local entities and assess late payment interest and penalties. A finding by the relevant tax authorities that we are ineligible for any such tax savings, or that any of our possible future affiliated entities are not eligible for tax exemptions, would substantially increase our possible future taxes and thus reduce our net income and the value of a shareholder’s investment. In addition, in the event that in connection with an acquisition of an offshore entity that conducted its operations through affiliates in the PRC, the sellers of such entities failed to pay any taxes required under local law, the relevant tax authorities could require us to withhold and pay the tax, together with late-payment interest and penalties. The occurrence of any of the foregoing could have a negative impact on our operating results and financial condition.

If we effect our initial business combination with a business located in the PRC, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a business located in the PRC, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations, including any contractual arrangements through which we acquire control of target business as described above. We cannot assure you that we or the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. In addition, the judiciary in the PRC is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. In addition, to the extent that our target business’ material agreements are with governmental agencies in the PRC, we may not be able to enforce or obtain a remedy from such agencies due to sovereign immunity, in which the government is deemed to be immune from civil lawsuit or criminal prosecution. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

If the government of the PRC finds that the agreements we entered into to acquire control of a target business through contractual arrangements with one or more operating businesses do not comply with local governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to significant penalties or be forced to relinquish our interests in those operations.

The PRC currently prohibits and/or restricts foreign ownership in certain “important industries,” including telecommunications, food production and heavy equipment. There are uncertainties under certain regulations whether obtaining a majority interest through contractual arrangements will comply with regulations prohibiting or restricting foreign ownership in certain industries. For example, the PRC may apply restrictions in other industries in the future. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or those having “famous brand names” or “well-established brand names.”

If we or any of our potential future target businesses are found to be in violation of any existing or future local laws or regulations (for example, if we are deemed to be holding equity interests in certain of our affiliated entities in which direct foreign ownership is prohibited), the relevant regulatory authorities might have the discretion to:

●	revoke the business and operating licenses of the potential future target business;

●	confiscate relevant income and impose fines and other penalties;

●	discontinue or restrict the operations of the potential future target business;

●	require us or potential future target business to restructure the relevant ownership structure or operations;

●	restrict or prohibit our use of the proceeds of this offering to finance our businesses and operations in the relevant jurisdiction; or

●	impose conditions or requirements with which we or potential future target business may not be able to comply.

If the PRC government deems that the contractual arrangements in relation to our variable interest entities do not comply with PRC governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to penalties or be forced to relinquish our interests in those operations.

Foreign ownership of certain internet-based and consumer retail businesses is subject to restrictions under current PRC laws and regulations. For example, foreign investors are not allowed to own more than 50% of the equity interests in a value-added telecommunication service provider not engaged in e-commerce and any such foreign investor must have experience in providing value-added telecommunications services overseas and maintain a good track record. Accordingly, we may need to structure our business combination to acquire a target business using contractual arrangements through variable interest entities. Additionally, foreign investments are restricted in certain businesses such as those involving the purchase or distribution of certain agricultural products and the construction and operation of gasoline stations and are prohibited in certain businesses such as those involving the wholesale and retail trade of tobacco products.

Although the structure of variable interest entities is commonly adopted by comparable companies in China, the PRC government may not agree that these arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future.

It is uncertain whether any new PRC laws, rules or regulations relating to variable interest entity structures will be adopted, or if adopted, what they would provide. If we or any of the variable interest entities are found to be in violation of any existing or future PRC laws, rules or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures, including revoking the business and operating licenses of the PRC subsidiaries or the variable interest entities, requiring us to discontinue or restrict our operations, restricting our right to collect revenue, blocking one or more of our websites, requiring us to restructure our operations or taking other regulatory or enforcement actions against us. The imposition of any of these measures could result in a material adverse effect on our ability to conduct all or any portion of our business operations. In addition, it is unclear what impact the PRC government actions would have on us and on our ability to consolidate the financial results of any of our variable interest entities in our consolidated financial statements, if our legal structure were to be in violation of PRC laws, rules and regulations. If the imposition of any of these government actions causes us to lose our right to direct the activities of any of our material variable interest entities or otherwise separate from any of these entities and if we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to consolidate the financial results of our variable interest entities in our consolidated financial statements. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

Our contractual arrangements may not be as effective in providing control over the variable interest entities as direct ownership.

If we have to acquire a target business using contractual arrangements through variable interest entities, they may not be as effective as direct ownership in providing us with control over our variable interest entity. For example, a variable interest entity and its shareholders could breach their contractual arrangements with us by, among other things, failing to conduct the variable interest entity’s operations, including maintaining our website and using the domain names and trademarks, in an acceptable manner or taking other actions that are detrimental to our interests.

If we had direct ownership of an entity, we would be able to exercise our rights as an equity holder directly to effect changes in the boards of directors of those entities, which could effect changes at the management and operational level. With contractual arrangements, we might not be able to directly change the members of the boards of directors of these entities and would have to rely on the variable interest entities and the variable interest entity equity holders to perform their obligations in order to exercise our control over the variable interest entities. The variable interest entity equity holders may have conflicts of interest with us or our shareholders, and they may not act in the best interests of our company or may not perform their obligations under these contracts. Such risks would exist throughout the period in which we intended to operate our business through contractual arrangements. If any dispute relating to such contracts remained unresolved, we would have to enforce our rights under these contracts under PRC law and arbitration, litigation and other legal proceedings and therefore will be subject to uncertainties in the PRC legal system. See “—Any failure by our variable interest entity or its shareholders to perform their obligations under our contractual arrangements with them would have a material and adverse effect on our business.” Therefore, contractual arrangements with variable interest entities may not be as effective in ensuring our control over the relevant portion of our business operations as direct ownership would be.

Any failure by a variable interest entity or its shareholders to perform their obligations under our contractual arrangements with them would have a material and adverse effect on our business.

If we utilized contractual arrangements to acquire a target business and the variable interest entity or its shareholders failed to perform their respective obligations under the contractual arrangements, we might have to incur substantial costs and expend additional resources to enforce such arrangements. We might also have to rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective under PRC law.

All the agreements relating to contractual arrangements would be governed by PRC law. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. Meanwhile, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a variable interest entity should be interpreted or enforced under PRC law. There remain significant uncertainties regarding the ultimate outcome of such arbitration should legal action become necessary. In the event we were unable to enforce these contractual arrangements, or if we suffered significant delay or other obstacles in the process of enforcing these contractual arrangements, we might not be able to exert effective control over the variable interest entity, and our ability to conduct our business might be negatively affected.

Because we must furnish our shareholders with financial statements of the target business prepared in accordance with U.S. GAAP or IFRS or reconciled to U.S. GAAP, we may not be able to complete an initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as promulgated by the International Accounting Standards Board, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require us to have such system audited by an independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. A target may also not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

We may qualify as a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. investors.

In general, we will be treated as a passive foreign investment company (“PFIC”) for any taxable year in which either (1) at least 75% of our gross income (looking through certain 25% or more-owned corporate subsidiaries) is passive income or (2) at least 50% of the average value of our assets (looking through certain 25% or more-owned corporate subsidiaries) is attributable to assets that produce, or are held for the production of, passive income. Passive income generally includes, without limitation, dividends, interest, rents, royalties, and gains from the disposition of passive assets. If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our units, ordinary shares or rights, the U.S. holder may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements. Our actual PFIC status for our current taxable year may depend on whether we qualify for the PFIC start-up exception. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (or after the end of the start-up period, if later). Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

Target businesses in the e-commerce and consumer retail industry in China are subject to special considerations and risks.

Business combinations with companies with operations in the e-commerce and consumer retail industry in China entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in this location and these industries, we will be subject to, and possibly adversely affected by, the following risks:

●	competition and consolidation of the specific sector of the e-commerce and consumer retail industry within which the target business operates;

●	changes in demands for e-commerce and consumer retail products;

●	increased government regulations in the e-commerce and consumer retail industry and the costs of compliance with such regulations;

●	the negative impacts of catastrophic events; and

●	any changes in China’s economic, political and social conditions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTY

We maintain our principal executive offices at 7 Times Square, 37th floor, New York, New York 10036. This space is being provided to us by a third party associated with certain of our executive officers at no cost to us. We also have space in China at 6F/Tower, 2 West Prosper Centre, No.5, Guanghua Road, Chaoyang District, Beijing, 100020, P.R. China provided to us by Peiling He, our Chief Financial Officer, at no cost to us. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units are listed on the Nasdaq Capital Market, or Nasdaq, under the symbol “ECACU.” The ordinary shares and rights are listed on the Nasdaq under the symbols “ECAC,” and “ECACR,” respectively.

The following table sets forth the range of high and low sales prices for the units, ordinary shares and rights for the periods indicated since the units commenced public trading on August 13, 2015, and since the ordinary shares and rights commenced public trading on November 25, 2015.

	Units		Ordinary Shares		Rights
	High	Low	High	Low	High	Low
2016-2017:
First Quarter*	10.20	10.00	10.02	9.95	0.248	0.195
2015-2016:
Fourth Quarter	10.75	10.00	9.95	9.82	0.18	0.15
Third Quarter	10.15	10.00	-	-	-	-

*Through March 11, 2016

Holders

As of March 11, 2016, there were three holders of record of our units, seven holders of record of our ordinary shares and one holder of record of our rights. We believe we have in excess of 300 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Initial Public Offering – Use of Proceeds

On August 18, 2015, we consummated our Public Offering of 4,000,000 units. Each unit consisted of one Ordinary Share and one Right to receive one-tenth of one Ordinary Share upon consummation of a business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $40,000,000. Cantor Fitzgerald & Co. acted as the lead managing underwriter of the Public Offering. The securities in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-204054). The Securities and Exchange Commission declared the registration statement effective on August 12, 2015.

Simultaneous with the consummation of the Public Offering, we consummated the private placement of 310,000 Private Placement Units to Lodestar at a price of $10.00 per Private Placement Unit, generating total proceeds of $3,100,000. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Units are identical to the units sold in the Public Offering. The holder of the Private Units has agreed (A) to vote the ordinary shares included in the Private Placement Units (“Private Shares”) in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association with respect to our pre-business combination activities prior to the consummation of such a business combination unless we provide dissenting public shareholders with the opportunity to redeem their public shares into the right to receive cash from our trust account in connection with any such vote, (C) not to redeem any Private Shares into the right to receive cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (D) that such Private Shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated within the required time period. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until the completion of our initial business combination.

We paid a total of $1,200,000 in underwriting discounts and commissions and $525,639 for other costs and expenses related to our formation and the Public Offering. Of the gross proceeds received from the Public Offering and private placement, $40,800,000 was placed in trust account. The remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2015, we have used approximately $150,000 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2015, there was $40,819,160 held in the trust fund (including $19,160 of accrued interest available to us for our working capital requirements and tax obligations).

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.  References to “we”, “us”, “our” or the “Company” are to E-compass Acquisition Corp., except where the context requires otherwise.  Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report.  Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

We consummated our Public Offering of 4,000,000 units on August 18, 2015 generating gross proceeds of $40,000,000 and on the same date, a private placement to Lodestar, an affiliate of Richard Xu, our Chief Executive Officer, of 310,000 Private Units, generating additional proceeds of $3,100,000. Of such proceeds, an aggregate of $40,800,000 was placed in the Company’s trust account.

Our management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the private placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination successfully.

Results of Operations

Our entire activity from inception through August 18, 2015 was in preparation for our Public Offering, which was consummated on August 18, 2015. Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the year ended December 31, 2015, we had net losses of $2,384,332 which consist of formation and operating costs partially offset by interest income generated from the Trust Account. The interest income generated from trust account is $19,160. General and administrative expenses are $2,403,492. For the year ended December 31, 2014, we had net losses of $4,876, which were formation and operating costs.

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $434,994 outside of our trust account, $80,159 of prepaid expenses and $46,283 of accrued liabilities. In addition, we had $40,819,160 in restricted cash and equivalents in our trust account, of which $19,160 of interest income may be released to us in order to fund working capital requirements or tax payments. We intend to use the remainder of the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our operations.

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

We anticipate that the approximately $435,000 outside of our trust account, plus the interest earned on the trust account balance (net of income, and other tax obligations, which we anticipate will be approximately $35,000 assuming an interest rate of approximately 0.05% per year) that may be released to us to fund our working capital requirements, will be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2015, we were not subject to any market or interest rate risk. The net proceeds of our Public Offering, including amounts in the trust account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, because of the material weakness in our internal control over financial reporting as of December 31, 2015 described below, our disclosure controls and procedures were not effective.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

On December 28, 2015, in exchange for Mr. Hao agreeing to serve as a special advisor and assisting us in consummating an initial business combination, two insiders (Richard Xu and Chen Liu) transferred an aggregate of 466,667 shares to an affiliate of Mr. Hao for the same per-share price originally paid by the insiders for such shares (approximately $0.02 per share). Due to the complexity of the accounting rules related to these types of transactions, we did not identify the fair value entry for this transaction, which represented a material weakness in our internal control over financial reporting. In order to prevent any insufficiency of internal control over financial reporting on complex and non-routine transactions, we plan to establish a policy where we would consult experts in accounting principles generally accepted in the United States of America if we enter into significant transactions in the future.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2015 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Richard Xu	38	Director, Executive Chairman of the Board and Chief Executive Officer
Chen Liu	45	President and Director
Peiling (Amy) He	35	Chief Financial Officer
Nicholas Clements	65	Director, Non-Executive Vice Chairman of the Board
Aimin Song	51	Director
Xinli Li	50	Director

Richard Xu has served as our Executive Chairman of the Board and Chief Executive Officer since our inception. Mr. Xu served as the President and a member of the board of directors of Sino Mercury Acquisition Corp. from its inception in March 2014 until its business combination with Wins Finance Group Ltd. in October 2015 and has served as the President and a member of the board of directors of Wins Finance Holdings Inc. (the successor to Sino Mercury Acquisition Corp.) since such time. From 2010 to August 2014, Mr. Xu served as President of CIFCO International Group, a financial advisory firm focused on overseas investments in Chinese enterprises. From May 2009 to 2010, Mr. Xu was based in New York City, where he was responsible for the firm’s Chinese investments. From September 2005 to May 2009, Mr. Xu was a Partner of Viking Investment Co., an investment banking firm that he co-founded with responsibility for overseas restructuring, mergers and acquisitions, and financing of Chinese private companies. From 2004 to 2006, Mr. Xu served as a trader at Suisse American Securities, a subsidiary of Credit Suisse Group. Prior to that, Mr. Xu served as a Vice President at Asiapower Investment PTE Ltd., a public company in Singapore. Mr. Xu’s experience in mergers and acquisitions, including cross-border transactions involving the United States and China, over the last 10 years include more than 10 transactions, approximately half of which Mr. Xu actively led from the initial deal sourcing and negotiation through consummation.

Mr. Xu obtained his Bachelor Degree from Tsinghua University in Beijing, and a Master’s Degree in Computer Science from the Courant Institute of New York University.

We believe Mr. Xu is well qualified to serve as a member of the board due to his business leadership and operational experience, his contacts in China and his prior experience with Sino Mercury.

Chen Liu has served as our President and a member of board of directors since our inception. Since August 2013, Mr. Liu has served as Chief Investment Director of Anhui Shengyun Environment-Protection Group Co., Ltd, a publicly held trading company listed in Shenzhen Stock Exchange. From April 2010 to April 2012, Mr. Liu was a Vice President of Beijing Pengcheng Asset Management Co., Ltd., an asset management company. From April 2008 to April 2010, Mr. Liu was Investment Director of the Structure Financing Department of Hongyuan Securities, the first publicly held brokerage firm in China, where he was in charge of a fund product called “Golden Hongyuan No. 1”. Before 2008, Mr. Liu was the assistant to the Chief Executive Officer of Shanghai Haoke Investment Company, an investment management company. Mr. Liu’s experience in mergers and acquisitions include numerous completed acquisitions, including three that were internet-related.

Mr. Liu obtained his Bachelor Degree from Beijing Computer College (subsequently consolidated by Beijing University of Technology), and a Master’s Degree in Business Administration from Sun Yat-Sen University in Beijing.

We believe Mr. Liu is well qualified to serve as a member of the board due to his business leadership and operational experience, as well as his contacts in China.

Peiling (Amy) He has served as our Chief Financial Officer since October 2014. Ms. He served as the Chief Financial Officer of Sino Mercury Acquisition Corp. from its inception in March 2014 until its business combination with Wins Finance Group Ltd. in October 2015 and has served as the Chief Financial Officer of Wins Finance Holdings Inc. since such time. From May 2012 to August 2014, Ms. He served as Chief Financial Officer of Deyu Agriculture Corp. (formerly, Eco Building International Inc.), a vertically integrated producer, processor, marketer and distributor of organic and other agricultural products made from corn and grains operating in Shanxi Province in the People’s Republic of China. She also served as Deyu Agriculture Corp.’s Acting Chief Financial Officer from February 2012 to May 2012 and its Financial Controller from October 2011 to February 2012. Ms. He served as an audit manager for Deloitte Touche Tohmatsu CPA Ltd. in China from July 2005 through September 2011, where she worked for multinational corporations and Chinese corporate clients, including private companies and publicly listed companies in the United States. Ms. He’s experience in mergers and acquisitions includes conducting target sourcing, financial due diligence and deal negotiation as financial expert, including several transactions in the consumer products and retail industries.

Ms. He earned a Master’s Degree in Management from the Chinese Academy of Sciences and a Bachelor’s Degree in Accounting from Tsinghua University in China. Ms. He is also a Certified Public Accountant of China and Certified General Accountant of Canada.

Nicholas Clements has served as a Director since October 2014 and Non-Executive Vice Chairman of the Board since November 2014. Mr. Clements has over thirty five years professional experience as a Wall Street lawyer, investment banker, investment advisor, university lecturer, entrepreneur and investor. Since 2001, Mr. Clements has acted as Chairman of Octavian Capital Management Inc. (and predecessor entities), an advisory and investment firm with activities primarily in China and the Middle East. He has also served as Non-Executive Vice Chairman of Wins Finance Holdings Inc. since October 2015. Prior to joining Octavian Group, Mr. Clements was Vice Chairman of Shanghai International Securities N.A., an affiliate of Shanghai International Securities Co. Ltd., which is a predecessor company of Shenyin Wanguo Securities Co. Ltd., one of the largest securities brokerage and investment banking companies in China. From 1990 to 1991, Mr. Clements was Vice Chairman and CEO of A.G. Capital Ltd., a fund management and advisory company with offices in New York and Hong Kong; and from 1987 to 1990 he was Chairman of Clements Taee Inc., an investment management and advisory company with offices in New York and London. Prior to that, Mr. Clements was an investment banker with PaineWebber Inc. (subsequently acquired by UBS), specializing in financing emerging growth technology companies. Mr. Clements started his professional career as an associate at Davis Polk & Wardwell, a Wall Street law firm.

Mr. Clements is a regular lecturer at Yale University, has been a frequent commentator on CNN International, and has lectured at the Beijing International MBA (BIMBA) program at Beijing University.

Mr. Clements received a BA degree (International Relations), with Distinction and Highest Honors, from Stanford University, and a JD (Juris Doctor) degree from Stanford Law School, where he was Managing Editor of the Stanford Journal of International Law (formerly Stanford Journal of International Studies). In addition, Mr. Clements served as a Research Fellow at the Institute of Comparative Law at the University of Florence in Italy.

We believe Mr. Clements is well qualified to serve as a member of the board due to his business leadership and operational experience, as well as his contacts in China.

Aimin Song has served as Director since October 2014. Mr. Song served as Director of Sino Mercury Acquisition Corp. from April 2014 until its business combination with Wins Finance Group Ltd. in October 2015. Since August 2013, Mr. Song has served as Chairman of Beijing Hantang Asset Management, an investment company focusing on investments in the financial and hotel management industries, with approximately 500 million RMB under management in China. From September 2008 to August 2013, Mr. Song served as Chairman of Zhongsheng International Insurance Brokers, a company founded by People’s Insurance Company of China, the biggest insurance company in China, and Tokio Marine Fire Insurance, an international insurance company. From June 2007 to September 2008, Mr. Song served as General Manager at the Bank Insurance Division of the Chinese People’s Health Insurance Company, which was the first insurance company in China dedicated to health insurance. From May 2005 to June 2007, he worked as a Vice-General Manager at the Bank Insurance Division of China Life Insurance, the top insurance company in China dedicated to life insurance, with total assets under management of approximately 250 billion RMB. From May 2000 to May 2005, Mr. Song served as President of the Shanxi Branch of People’s Bank of China, the central bank of the People’s Republic of China with the power to control monetary policy and regulate financial institutions in mainland China. The People’s Bank of China has the most financial assets of any single public finance institution in the world.

Mr. Song obtained his Master’s of Business Administration from Wuhan University, a Master Degree of Investment Management from Chinese Academy of Sciences and studied for Junior College of Finance Management from Henan Finance Management College.

We believe Mr. Song is well-qualified to serve as a member of the board due to his business leadership and operational experience, as well as his contacts in China and his prior experience with Sino Mercury.

Xinli Li has served as a Director since October 2014. Since September 2011, Mr. Li has served as a researcher with the Culture Industry Research Institute at Shenzhen University. Prior to such position, Mr. Li served as the Head of the Department of Advertising and as Associate Professor, at Shenzhen University beginning in November 2004. Also, from June 1995 until October 2004, Mr. Li served as Lecturer in the Department of Advertising at Shenzhen University. Mr. Li has served as an independent director of the Deyu Agriculture Corp. since August 2013.

Mr. Li earned his Bachelor of Science degree from Huazhong Normal University, and his Masters Degree in Tourism Economics from Nankai University.

We believe Mr. Li is well-qualified to serve as a member of the board due to his business leadership and operational experience, as well as his contacts in China.

Special Advisor

We may seek guidance and advice from Jianming Hao who will serve as our special advisor. Mr. Hao’s biography is set forth below. In exchange for Mr. Hao agreeing to serve as a special advisor and assisting us in consummating an initial business combination, two insiders transferred an aggregate of 466,667 insider shares to an affiliate of his in December 2015 for the same per-share price originally paid by the insiders for such shares (approximately $0.02 per share). Such shares remain in escrow as described below. We believe with his business background and extensive contacts, he will be helpful to our search for a target business and our consummation of an initial business combination.

Jianming Hao served as Executive Chairman of the Board and Chief Executive Officer of Sino Mercury Acquisition Corp. from April 2014 until it consummated an initial business combination with Wins Finance Group Ltd. in October 2015. Since then, he has served as Chairman and Co-Chief Executive Officer of Wins Finance Holdings Inc. From March 2012 to August 2014, Mr. Hao served as a Partner of Beijing CAC Capital, a private equity firm with approximately $330 million (RMB 2 billion) under management, and the Chief Executive Officer of Huafu Tiancheng Investment Management Company, a $15 million (RMB 100 million) Beijing government fund with three completed investments. From April 2010 to April 2013, Mr. Hao served as the Chief Executive Officer of Deyu Agriculture Corp. (formerly, Eco Building International Inc.), a vertically integrated producer, processor, marketer and distributor of organic and other agricultural products made from corn and grains operating in Shanxi Province in the People’s Republic of China, where he helped complete three acquisitions of agricultural companies. From September 2007 to April 2010, Mr. Hao served as the Chief Executive Officer of Detianyu Biotechnology (Beijing) Co., Ltd., which became a subsidiary of Deyu Agriculture Corp. in April 2010. From April 2004 to September 2007, Mr. Hao served as a Director and Vice President of Shenzhen Leton Holdings, an investment firm founded in 2003. Under Mr. Hao’s leadership, Shenzhen Leton closed four investments including an insurance assessment firm, a fashion chain, an insurance agency and a real estate firm. From January 2001 to April 2004, Mr. Hao served as the Financial Controller of China Merchants Dichain (Asia), a portfolio company of China Merchants Group. During his tenure there, Mr. Hao led and participated in the acquisition of Dransfield Group, and led two acquisitions in the high-tech and manufacturing industries. Mr. Hao is a Certified Public Accountant at the Chinese Institute of Certified Public Accountants. He received his Master’s degree and Bachelor’s degree in Finance from Nankai University.

Audit Committee

Effective August 12, 2015, we established an audit committee of the board of directors, which consists of Nicholas Clements, Ainin Song and Xinli Li, each of whom is an independent director under the Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommend to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq listing standards. Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Xinli Li qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective August 12, 2015, we have established a nominating committee of the board of directors, which consists of Nicholas Clements, Aimin Song and Xinli Li, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that the persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

Compensation Committee

Effective as of August 12, 2015, we established a compensation committee of the board of directors, which consists of Nicholas Clements, Aimin Song and Xinli Li, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated below, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, with the exception of two late form 3s filed by Shenwan Hongyuan Securities Co., Ltd. and Aimin Song, during the fiscal year ended December 31, 2015, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

On August 12, 2015, our board of directors adopted a code of ethics that applies to our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that governs aspects of our business.  We will provide a copy of our code of ethics to any person, upon request, without charge. Requests should be sent in writing to E-compass Acquisition Corp., 7 Times Square, 37th floor, New York, New York 10036.

ITEM 11. EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 11, 2016, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any Ordinary Shares issuable upon exchange of Rights as such securities are not convertible within 60 days.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class

Richard Xu	510,000	(2)	9.6%
Chen Liu	133,333	(3)	2.5%
Peiling (Amy) He	100,000	(4)	1.9%
Nicholas Clements	75,000	(5)	1.4%
Aimin Song	0		*
Xinli Li	25,000		*
All directors and executive officers as a group (six individuals)	843,333		15.9%
Five Percent Holders:
Shenwan Hongyuang Securities Co.(6)	2,000,000		37.7%
Polar Securities Inc. (7)	783,820		9.6%
Lodestar Investment Holdings I LLC	510,000	(2)	9.6%
Bluesky LLC (8)	466,667		8.8%
Weiss Asset Management LP(9)	300,000	(2)	5.6%

*Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o E-compass Acquisition Corp., at 7 Times Square, 37th floor, New York, New York 10036.
(2)	Represent shares held by Lodestar Investment Holdings I LLC, which Mr. Xu controls. Mr. Xu therefore has voting and disposition power over such shares.
(3)	Represents shares held by Handy Global Limited, which Mr. Liu controls. Mr. Liu therefore has voting and disposition power over such shares.
(4)	Represents shares held by Classical Sky Limited, which Ms. He controls. Ms. He therefore has voting and disposition power over such shares.
(5)	Represents shares held by Carnelian Bay Capital Inc., which Mr. Clements controls. Mr. Clements therefore has voting and disposition power over such shares.
(6)	The business address of Shenwan Hongyuang Securities Co. is 45F, No. 989, Changle Road, Shanghai, 200031, P.R. China. Information derived from a Schedule 13D filed on November 12, 2015.
(7)	The business address of Polar Securities Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Represents shares held by North Pole Capital Master Fund of which Polar Securities Inc. acts as investment advisor. Information derived from a Form 4 filed on September 11, 2015 and a Schedule 13G/A filed on September 10, 2015.
(8)	Such entity is controlled by Jianming Hao.
(9)	Represents shares held by accounts over which Weiss Asset Management LP has investment control over. Information derived from a Schedule 13G filed on February 12, 2016.

All of the insider shares outstanding prior to August 12, 2015 have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $13.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) for transfers to an entity’s members upon its liquidation, (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order, (v) by certain pledges to secure obligations incurred in connection with purchases of our securities, (vi) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased or (vii) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii)) where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our shareholders, including, without limitation, the right to vote their ordinary shares and the right to receive cash dividends, if declared. If dividends are declared and payable in ordinary shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate the trust account, none of our initial shareholders will receive any portion of the liquidation proceeds with respect to their insider shares.

Equity Compensation Plans

As of December 31, 2015, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In October 2014, we issued an aggregate of 1,150,000 ordinary shares for a total of $25,000 in cash, at a purchase price of approximately $0.02 per share. Such shares were issued to the following individuals and entities:

Name	Number of Shares	Relationship to Us
Lodestar Investment Holdings I LLC	460,000	Affiliate of Richard Xu

Handy Global Limited	460,000	Affiliate of Chen Liu

Classical Sky Limited	115,000	Affiliate of Peiling (Amy) He

Carnelian Bay Capital Inc.	86,250	Affiliate of Nicholas Clements

Xinli Li	28,750	Director

In December 2015, Lodestar and Handy Global Limited transferred an aggregate of 466,667 shares to an entity controlled by Mr. Hao in connection with him becoming a special advisor.

Lodestar, an affiliate of Richard Xu, purchased an aggregate of 310,000 Private Placement Units at a price of $10.00 per unit ($3,100,000 in the aggregate) in a private placement simultaneous with the closing of our Public Offering. The Private Units are identical to the units sold in the Public Offering. Additionally, the holders have agreed (A) to vote their private shares in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association with respect to our pre-business combination activities prior to the consummation of such a business combination, (C) not to convert any private shares into the right to receive cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (D) that the private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. The purchaser has also agreed not to transfer, assign or sell any of the Private Placement Units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

In order to meet our working capital needs following the consummation of this offering, our initial shareholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional Private Placement Units at a price of $10.00 per unit (which, for example, would result in the holders being issued 55,000 ordinary shares if $500,000 of notes were so converted since the 50,000 rights included in the Private Placement Units would result in the issuance of 5,000 ordinary shares upon the closing of our business combination). Our shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans would not be repaid.

The holders of our insider shares, as well as the holders of the Private Placement Units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement signed on the effective date of the Offering. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Units or securities issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

On October 31, 2014, Lodestar loaned to us an aggregate of $115,000 to cover expenses related to this offering. In April 2015, Lodestar loaned us an additional $50,000. The loans were payable without interest on the consummation of the Public Offering. The loan was repaid from the proceeds of the Public Offering on August 26, 2015.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics, which we adopted upon consummation of our Public Offering, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors, special advisors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Currently Nicholas Clements, Aimin Song and Xinli Li would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of UHY LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to UHY LLP for services rendered.

Audit Fees.  Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY LLP in connection with regulatory filings. The aggregate fees billed by UHY LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement, the closing 8-K and other required filings with the SEC for the period from September 23, 2014 (inception) through December 31, 2014 and for the year ended December 31, 2015 totaled $10,000 and $55,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees.  We did not pay UHY LLP for consultations concerning financial accounting and reporting standards for the period from September 23, 2014 (inception) through December 31, 2014 and for the year ended December 31, 2015.

Tax Fees.  We did not pay UHY LLP for tax planning and tax advice for the period from September 23, 2014 (inception) through December 31, 2014 and for the year ended December 31, 2015.

All Other Fees.  We did not pay UHY LLP for other services for the period from September 23, 2014 (inception) through December 31, 2014 and for the year ended December 31, 2015.

Audit Committee Approval

Since our audit committee was not formed until August 12, 2015, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

1.1	Form of Underwriting Agreement. (Incorporated by reference from exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed on August 8, 2015.)
3.1	Amended and Restated Memorandum and Articles of Association. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-204054))
4.1	Specimen Unit Certificate. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-204054))
4.2	Specimen Ordinary Share Certificate. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-204054))
4.3	Specimen Right Certificate. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-204054))
4.4	Form of Rights Agreement. (Incorporated by reference from exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on August 8, 2015.)
4.5	Form of Unit Purchase Option between the Registrant and Cantor Fitzgerald & Co. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-204054))
10.1	Form of Letter Agreement among the Registrant, Cantor Fitzgerald & Co. and the Company’s officers, directors and shareholders. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-204054))
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (Incorporated by reference from exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on August 8, 2015.)
10.3	Form of Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders. (Incorporated by reference from exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on August 8, 2015.)
10.4	Form of Registration Rights Agreement among the Registrant and the Initial Shareholders. (Incorporated by reference from exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed on August 8, 2015.)
10.5	Subscription Agreement among the Registrant, Graubard Miller and Lodestar Investment Holdings I LLC. (Incorporated by reference from exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed on August 8, 2015.)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-204054))
99.2	Form of Nominating Committee Charter. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-204054))
99.3	Form of Compensation Committee Charter. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-204054))
99.4	Form of letter agreement for non-tendering investors. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-204054))
99.5	Form of letter agreement for lead investors. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-204054))

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March 2016.

E-COMPASS ACQUISITION CORP.

By:	/s/ Richard Xu
Richard Xu
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard Xu	Executive Chairman of the Board and Chief Executive Officer	March 15, 2016
Richard Xu	(Principal executive officer)

/s/ Peiling He	Chief Financial Officer
Peiling He	(Principal financial and accounting officer)	March 15, 2016

/s/ Chen Liu	President and Director	March 15, 2016
Chen Liu

/s/ Nicholas Clements	Non-Executive Vice Chairman of the Board	March 15, 2016
Nicholas Clements

/s/ Aimin Song	Director	March 15, 2016
Aimin Song

/s/ Xinli Li	Director	March 15, 2016
Xinli Li

E-Compass Acquisition Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

E-compass Acquisition Corp.

We have audited the accompanying Balance Sheets of E-compass Acquisition Corp. (the “Company”) as of December 31, 2015 and 2014, and the related Statements of Operations, Changes in Shareholders’ Equity, and Cash Flows for the year ended December 31, 2015 and the period from September 23, 2014 to December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-compass Acquisition Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and the period from September 23, 2014 to December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, its business plan is dependent on the completion of a financing transaction and the Company’s cash and working capital as of December 31, 2015 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Notes 1 and 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP

March 15, 2016

New York, New York

E-compass Acquisition Corp.

Balance Sheets

	December 31	December 31
	2015	2014

ASSETS

Current Assets
Cash	$434,994	$39,573
Prepaid Expenses	80,159	-
Deferred offering costs	-	108,560
Total Current Assets	515,153	148,133

Cash and investments held in trust account	40,819,160	-
Total Assets	$41,334,313	$148,133

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$46,283	$-
Note payable to shareholder	-	115,000
Offering costs payable	-	13,009
Total Current Liabilities	46,283	128,009

Deferred underwriting compensation	600,000	-
Total Liabilities	646,283	128,009

Commitments and Contingencies
Common stock subject to possible redemption; 3,000,000 (at conversion value of $10.00 for the 1,000,000 shares for the lead investor and $10.40 per share for others)	30,800,000	-

Shareholders' Equity
Preferred shares, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Ordinary shares, $.0001 par value, authorized 100,000,000 shares, 2,310,000 and 1,150,000 shares issued and outstanding (excluding 3,000,000 on December 31, 2015 subject to possible redemption) on December 31, 2015 and 2014, respectively	231	115
Additional paid-in capital	12,277,007	24,885
Accumulated deficit	(2,389,208)	(4,876)
Total Shareholders' Equity	9,888,030	20,124

Total Liabilities and Shareholders' Equity	$41,334,313	$148,133

The accompanying notes are an integral part of these financial statements.

E-compass Acquisition Corp.

Statements of Operations

	For the Year Ended December 31, 2015	For the Period from September 23, 2014 to December 31, 2014

General and administrative expenses	$(2,403,492)	$(4,876)
Other income	19,160	-
Net loss	$(2,384,332)	$(4,876)

Basic and diluted weighted average shares outstanding	2,605,918	610,000

Basic and diluted net loss per share	$(1.60)	$(0.01)

The accompanying notes are an integral part of these financial statements.

E-compass Acquisition Corp.

Statements of Changes in Shareholders' Equity

			Additional		Total
	Ordinary Shares		Paid- in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Ordinary shares issued to shareholders on October 31, 2014	1,150,000	$115	$24,885	$-	$25,000
Net loss	-	-	-	(4,876)	(4,876)

Balances as of December 31, 2014	1,150,000	115	24,885	(4,876)	20,124
Sales of 310,000 units at $10.00 per unit during the private placement	310,000	31	3,099,969	-	3,100,000
Sales of 4,000,000 units at $10.00 per unit during the public offering	4,000,000	400	39,999,600	-	40,000,000
Underwriters' discount	-	-	(1,800,000)	-	(1,800,000)
Offering expenses	-	-	(1,086,855)	-	(1,086,855)
Proceeds subject to possible redemption of 3,000,000 Public Shares	(3,000,000)	(300)	(30,799,700)	-	(30,800,000)
Proceed from sale and fair value of underwriter's unit purchase option	-	-	561,316	-	561,316
Forfeiture of Initial shareholders’ shares in connection with the expiration of overallotment option	(150,000)	(15)	15	-	-
Fair value of the shares transferred from initial shareholders to a special advisor	-	-	2,277,777	-	2,277,777
Net loss attributable to ordinary shares not subject to possible redemption	-	-	-	(2,384,332)	(2,384,332)
Balances at December 31, 2015	2,310,000	$231	$12,277,007	$(2,389,208)	$9,888,030

The accompanying notes are an integral part of these financial statements.

E-compass Acquisition Corp.

Statements of Cash Flows

	For the Year Ended December 31, 2015	For the Period from September 23, 2014 to December 31, 2014

Cash flow from operating activities
Net loss	$(2,384,332)	$(4,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned and realized gain (loss) in cash and investments held in trust account	(19,160)	-
Fair value of the shares transferred from initial shareholders to a special advisor	2,277,777	-
Change in operating assets and liabilities:
Change in prepaid expenses	(80,159)	-
Change in accounts payable	46,283	-
Net cash used in operating activities	(159,591)	(4,876)

Cash flows from investing activities
Cash deposited in trust account	(40,800,000)	-
Proceeds from sale of investment held in trust account	40,815,353	-
Purchase of investment held in trust account	(40,815,353)	-
Net cash used in investing activities	(40,800,000)	-

Cash flow from financing activities
Proceeds from shareholder - note payable	50,000	115,000
Repayment to shareholder - note payable	(165,000)	-
Proceeds from sale of units to public stockholders	40,000,000	-
Proceeds from sale of private placement units to initial stockholder	3,100,000	-
Proceeds from sales of Unit Purchase Option	100	-
Payment of costs of Public Offering	(1,630,088)	-
Proceeds from sale of ordinary shares to founding shareholder	-	25,000
Payment of deferred offering costs	-	(95,551)
Net cash provided by financing activities	41,355,012	44,449

Net increase in cash	395,421	39,573
Cash at beginning of period	39,573	-
Cash at end of period	$434,994	$39,573

Supplemental schedule of non-cash financing activities
Increase in deferred underwriting compensation	$600,000	$-
Fair value of shares transferred to special advisor in exchange for his service	$2,277,777	$-

The accompanying notes are an integral part of these financial statements.

E-compass Acquisition Corp.
Notes To Financial Statements

For the Period from September 23, 2014 to December 31, 2014 and
For the Year Ended December 31, 2015

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

Financing

The registration statement for the Company’s Public Offering (the “Public Offering” as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on August 12, 2015. The Company consummated the Public Offering of 4,000,000 units on August 18, 2015 at $10.00 per unit (the “Public Units’) and sold to an affiliate of the Company’s Chairman and Chief Executive Officer 310,000 units at $10.00 per unit (the “Private Units”) in a private placement (Note 4). The Company received net proceeds of approximately $41,900,000 from the Public Offering and private placement.

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

Liquidity and Going Concern

As of December 31, 2015, the Company had working capital of approximately $469,000, cash of $434,994 in and approximately $41 million held in the Trust Account to be used for an initial Business Combination or to convert its ordinary shares. As of December 31, 2015, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Until consummation of its initial Business Combination, the Company will be using the funds not held in the Trust Account, plus the interest earned on the Trust Account balance that may be released to the Company to fund its working capital requirements, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans from its officers, directors, or Initial Shareholders or their respective affiliates. None of officers or directors, Initial Shareholders or their respective affiliates are under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Development Stage Company

The Company complies with the reporting requirements of FASB ASC Topic 915, “Development Stage Entities” and early adopted Accounting Standards Update 2014-10 (“ASU 2014-10”). On December 31, 2015, the Company has not commenced any operations nor generated revenue to date. All activity from the inception through December 31, 2015 relates to the Company formation, the Public Offering and pursuit of an acquisition target for its initial Business Combination. Following such offering, the Company will not generate operating revenues until after completion of a Business Combination, at earliest. The Company will generate non-operating income in the form of interest income on the designated Trust Account.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, and deferred underwriting compensation are estimated to approximate the carrying values as of December 31, 2015 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2015 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account* (see Note 5)	$40,807,060	$-	$40,807,060	$-

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

Redeemable Ordinary Shares

All of the 4,000,000 common shares sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Shareholder Approval provisions. In accordance with ASC 480, such provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it allow redemption of Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. Further, the Lead Investor holding 1,000,000 Public Units (which includes 1,000,000 shares), has agreed to hold 1,000,000 common shares through the consummation of an initial Business Combination, vote such shares in favor of such proposed initial Business Combination and not seek redemption of such common shares. Accordingly, at December 31, 2015, 3,000,000 of the 4,000,000 Public Shares were classified outside of permanent equity at its redemption value.

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

 The Company is incorporated under the Companies Law (2013 Revision) of the Cayman Islands and is exempted from Cayman Islands taxes.

Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, adjusted to include any dilutive effect from ordinary share equivalents. In the years where losses are reported, there were no dilutive effect from ordinary share equivalents. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share for the years ended December 31, 2015 and 2014.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The Update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this Update is effective for us beginning in the year ended December 31, 2016. Early application is permitted. We are currently evaluating the effect that the updated standard will have on our financial statements and related disclosures.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 —Public Offering

On August 18, 2015, the Company sold 4,000,000 units at a price of $10.00 per Public Unit in the Public Offering. Each Public Unit consists of one ordinary share of the Company, $0.0001 par value per share, and one Right. Each Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial Business Combination. In addition, the Company granted Cantor Fitzgerald& Co., the underwriter of the Public Offering, a 45-day option to purchase up to 600,000 Public Units solely to cover over-allotments, if any. On October 2, 2015, the over-allotment expired unexercised.

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

Accounting for UPO

The Company has accounted for the fair value of the UPO, inclusive of the receipt of a $100 cash payment, as an expense of the Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of the UPO is approximately $561,000 (or $1.87 per unit) using the Black-Scholes option-pricing model. The fair value of the UPO is estimated as of the date of grant using the following assumptions: (1) expected volatility of 15%, (2) risk-free interest rate of 1.60% and (3) expected life of five years. The UPO will be exercised on a “cashless” basis, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the UPO and the underlying Rights and the market price of the Units and underlying ordinary shares) to exercise the UPO without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the UPO or the Rights underlying the UPO. The holder of the UPO will not be entitled to exercise the UPO unless a registration statement covering the securities underlying the UPO is effective or an exemption from registration is available. If the holder is unable to exercise the UPO, the UPO will expire worthless.

The Company granted to the holders of the UPO demand and “piggy back” registration rights for periods of five and seven years, respectively, from the effective date of the UPO, including securities directly and indirectly issuable upon exercise of the UPO.

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

Note 5 – Cash and Investment held in Trust Account

As of December 31, 2015, investment securities in the Company’s Trust Account consisted of $40,818,398 in United States Treasury Bills and $762 in cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying December 31, 2015 balance sheet and adjusted for the amortization or accretion of premiums or discounts. The carrying value, gross unrealized holding gain and fair value of held to maturity securities on December 31, 2015 is as follows:

	Carrying Value as of December 31, 2015	Gross Unrealized / Unrecognized Holding Gain (Loss)	Fair Value as of December 31, 2015

Held-to-maturity:
U.S. Treasury Securities	$40,818,398	$(11,338)	$40,807,060

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

Note 7 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2015, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of December 31, 2015, there were 2,310,000 shares of common stock issued and outstanding excluding 3,000,000 issued and outstanding shares subject to possible redemption.

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

Share Transfer of Insider Shares

The Company may seek guidance and advice from Jianming Hao who will serve as the special advisor. On December 28, 2015, in exchange for Mr. Hao agreeing to serve as a special advisor and assisting the Company in consummating an initial business combination, two insiders (Richard Xu and Chen Liu, Initial Shareholders) transferred an aggregate of 466,667 insider shares to an affiliate of Mr. Hao for the same per-share price originally paid by the insiders for such shares (approximately $0.02 per share).

Based on ASC 505-50-30-6, the value for nonemployee share issuances in exchange for service should be determined based on either the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measurable. The shares were granted (effective on December 28, 2015) and are nonforfeitable. Based on ASC 505-50-25-7 and 505-50-30-15 (measurement date), the Company recognized $2,277,777 of fair value for the shares when they were paid to Mr. Hao as general and administrative expenses in the Company’s financial statements with a corresponding increase in additional paid-in capital. The fair value of the shares transferred was approximately $4.88 per share using Monte Carlo Simulation model. The fair value of the shares transferred is estimated as of the payment date using the following assumptions: (1) probability-weighted discount for lack of marketability of 38.68% and (2) dilution discount of 20%.

The insider shares are identical to the ordinary shares included in the units being sold in this offering. However, our initial shareholders have agreed, pursuant to written agreements with us, (A) to vote their insider shares and any public shares acquired in or after this offering in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association with respect to our pre-business combination activities prior to the consummation of such a business combination unless we provide dissenting public shareholders with the opportunity to convert their public shares in connection with any such vote, (C) not to convert any shares (including the insider shares) for cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (D) that the insider shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Additionally, our initial shareholders have agreed not to transfer, assign or sell any of the insider shares (except to certain permitted transferees) until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $13.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.