Form 10-Q
period 2016-03-31
E-Compass Acquisition Corp.
filed 2016-05-06
CIK 1625042

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2016

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

86 (10) 8573 1453

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒      No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒     No ☐

As of May 6, 2016, 5,310,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

E-COMPASS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

E-compass Acquisition Corp.

Condensed Balance Sheets

(Unaudited)

	March 31	December 31
	2016	2015
ASSETS

Current Assets
Cash	$305,279	$434,994
Prepaid Expenses	84,253	80,159
Total Current Assets	389,532	515,153

Cash and investments held in trust account	40,851,104	40,819,160
Total Assets	$41,240,636	$41,334,313

LIABILITIES, CONVERTIBLE REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$2,310	$46,283
Total Current Liabilities	2,310	46,283

Deferred underwriting compensation	600,000	600,000
Total Liabilities	602,310	646,283

Commitments and Contingencies

Convertible redeemable Common Stock; 3,000,000 shares (at conversion value of $10.00 for the 1,000,000 shares for the lead investor and $10.40 per share for others)	30,800,000	30,800,000

Shareholders' Equity
Preferred shares, $.0001 par value, authorized 1,000,000 shares; none	-	-
Ordinary shares, $.0001 par value, authorized 100,000,000 shares, 2,310,000 issued and outstanding (excluding 3,000,000 on December 31, 2015 subject to possible redemption).	231	231
Additional paid- in capital	12,277,007	12,277,007
Accumulated deficit	(2,438,912)	(2,389,208)
Total Shareholders' Equity	9,838,326	9,888,030

Total Liabilities and Shareholders' Equity	$41,240,636	$41,334,313

The accompanying notes are an integral part of these unaudited condensed financial statements.

1

E-compass Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	For Three Months Ended
	March 31,
	2016	2015

General and administrative expenses	$(81,648)	$(132)
Other income	31,944	-
Net loss	$(49,704)	$(132)

Basic and diluted weighted average shares outstanding	5,310,000	1,000,000

Basic and diluted net loss per share	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

E-compass Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For Three Months Ended March 31,
	2016	2015

Cash flow from operating activities
Net loss	$(49,704)	(132)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of Treasury Bill Discount	(31,944)	-
Change in operating assets and liabilities:
Change in prepaid expenses	(4,094)	-
Change in accounts payable	(43,973)	-
Net cash used in operating activities	(129,715)	(132)

Cash flows from financing activities
Payment of deferred offering costs	-	(29,000)
Net cash used in financing activities	-	(29,000)

Net increase in cash	(129,715)	(29,132)
Cash at beginning of period	434,994	39,573
Cash at end of period	$305,279	$10,441

The accompanying notes are an integral part of these unaudited condensed financial statements.

E-compass Acquisition Corp.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Organization and Plan of Business Operations

Organization and General

E-compass Acquisition Corp. (the “Company”) was incorporated in Cayman Islands on September 23, 2014 as a blank check company whose objective is to enter into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, or entering into contractual arrangements that gives the Company control over such a target business (a “Business Combination”).

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

Trust Account

Upon the closing of the Public Offering and the private placement, $40,800,000 was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee. The funds held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination by February 18, 2017. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to fund working capital requirements as well as to pay the Company’s tax obligations.

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

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association of the Company in effect upon consummation of the Public Offering provides that a Public Shareholder, together with any affiliate or other person with whom such Public Shareholder is acting in concert or as a “group” (within the meaning of Section 13 of the Securities Act of 1934, as amended), will be restricted from seeking redemption rights with respect to an aggregate of more than 20% of the ordinary shares sold in the Public Offering (but only with respect to the amount over 20% of the ordinary shares sold in the Public Offering). A “group” will be deemed to exist if Public Shareholders (i) file a Schedule 13D or 13G indicated the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

Liquidation

Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association in effect upon consummation of the Public Offering, if the Company is unable to complete its initial Business Combination by February 18, 2017, it will trigger the Company’s automatic winding up, dissolution and liquidation. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law of the Cayman Islands. Accordingly, no vote would be required from the Company’s shareholders to commence such a voluntary winding up, dissolution and liquidation. If the Company is unable to consummate an initial Business Combination and is liquidated, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay any of its taxes. Holders of Rights will receive no proceeds in connection with the liquidation with respect to such rights. The Initial Shareholder and the holders of Private Units will not participate in any redemption distribution with respect to their initial shares and Private Units, including the ordinary shares included in the Private Units.

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

Liquidity and Going Concern

As of March 31, 2016, the Company had working capital of approximately $387,000, cash of $305,279 and approximately $41 million held in the Trust Account to be used for an initial Business Combination or to convert its ordinary shares. As of March 31, 2016, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

The Company will need to raise additional capital through loans from its officers, directors, or Initial Shareholders or their respective affiliates. If the Company’s Initial Shareholders, officers and directors or their affiliates determine to loan the Company funds, each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of an initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the initial Business Combination into additional units (“Working Capital Units”) at a price of $10.00 per unit. None of officers or directors, Initial Shareholders or their respective affiliates are under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

       The accompanying unaudited financial statements have been prepared in accordance with US GAAP applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

       These interim unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 2015, included in the Company’s annual report on Form 10-K filed with the U.S. Securities Exchange Commission on March 15, 2016. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2015. Operating results for the three months ended March 31, 2016 may not be necessarily indicative of the results that may be expected for the full year.

Development Stage Company

The Company complies with the reporting requirements of FASB ASC Topic 915, “Development Stage Entities” and early adopted Accounting Standards Update 2014-10 (“ASU 2014-10”). On March 31, 2016, the Company has not commenced any operations nor generated revenue to date. All activity from the inception through March 31, 2016 relates to the Company formation, the Public Offering and pursuit of an acquisition target for its initial Business Combination. Following such offering, the Company will not generate operating revenues until after completion of a Business Combination, at earliest. The Company will generate non-operating income in the form of other income on the designated Trust Account.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, and deferred underwriting compensation are estimated to approximate the carrying values as of March 31, 2016 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2016 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account* (see Note 5)	$40,861,826	$-	$40,861,826	$-

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

Redeemable Ordinary Shares

All of the 4,000,000 common shares sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Shareholder Approval provisions. In accordance with ASC 480, such provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it allow redemption of Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. Further, the Lead Investor holding 1,000,000 Public Units (which includes 1,000,000 shares), has agreed to hold 1,000,000 common shares through the consummation of an initial Business Combination, vote such shares in favor of such proposed initial Business Combination and not seek redemption of such common shares. Accordingly, at March 31, 2016, 3,000,000 of the 4,000,000 Public Shares were classified outside of permanent equity at its redemption value.

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

Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, adjusted to include any dilutive effect from ordinary share equivalents. In the years where losses are reported, there were no dilutive effect from ordinary share equivalents. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share for the years ended March 31, 2016 and 2015.

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

Thus, in order to meet the Company’s working capital needs following the consummation of the Public Offering if the funds not held in the Trust Account and interest earned on the funds held in the Trust Account available to the Company are insufficient, the Company’s officers, directors or Initial Shareholders or their respective affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. Up to $500,000 of the notes may, at the lender’s discretion, be redeemed upon consummation of an initial Business Combination into Working Capital Units at a price of $10.00 per unit. The Company’s directors and shareholders have approved the issuance of the Working Capital Units upon redemption of such notes, to the extent the holder wishes to so redeem them at the time of the consummation of an initial Business Combination. If the Company does not complete an initial Business Combination, the loans will only be repaid with funds not held in the Trust Account, to the extent available.

Note 5 – Cash and Investment held in Trust Account

As of March 31, 2016, investment securities in the Company’s Trust Account consisted of $40,861,826 in United States Treasury Bills and $762 in cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying March 31, 2016 balance sheet and adjusted for the amortization or accretion of premiums or discounts. The carrying value, gross unrealized holding gain and fair value of held to maturity securities on March 31, 2016 is as follows:

	Carrying Value as of March 31, 2016	Gross Unrealized / Unrecognized Holding Gain (Loss)	Fair Value as of March 31, 2016

Held-to-maturity:
U.S. Treasury Securities	$40,850,342	$11,484	$40,861,826

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

Note 7 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2016, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of March 31, 2016, there were 2,310,000 shares of common stock issued and outstanding excluding 3,000,000 issued and outstanding shares subject to possible redemption.

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

Share Transfer of Insider Shares

The Company may seek guidance and advice from Jianming Hao who will serve as the Company’s special advisor. On December 28, 2015, in exchange for Mr. Hao agreeing to serve as a special advisor and assisting the Company in consummating an initial Business Combination, two insiders (Richard Xu and Chen Liu, each an Initial Shareholder) transferred an aggregate of 466,667 insider shares to an affiliate of Mr. Hao for the same per-share price originally paid by the insiders for such shares (approximately $0.02 per share).

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

We consummated our initial public offering of 4,000,000 units on August 18, 2015 generating gross proceeds of $40,000,000 and on the same date, a private placement to Lodestar, an affiliate of Richard Xu, our Chief Executive Officer, of 310,000 private units, generating additional proceeds of $3,100,000. Of such proceeds, an aggregate of $40,800,000 was placed in our trust account.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the private placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination successfully.

Results of Operations

Our entire activity from inception through August 18, 2015 was in preparation for our Public Offering, which was consummated on August 18, 2015. Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of other income on cash and cash equivalents. Other income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended March 31, 2016, we had net losses of $49,704 which consist of formation and operating costs partially offset by other income generated from the Trust Account. The other income generated from trust account is $31,944. General and administrative expenses are $81,648. For the three months ended March 31, 2015, we had net losses of $132, which were formation and operating costs.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $305,279 outside of our trust account, $84,253 of prepaid expenses and $ 2,310 of accrued liabilities. In addition, we had $40,851,104 in restricted cash and equivalents in our trust account, of which $51,104 of other income may be released to us in order to fund working capital requirements or tax payments. We intend to use the remainder of the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our operations.

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

We anticipate that the approximately $305,279 outside of our trust account, plus the interest earned on the trust account balance (net of income, and other tax obligations, which we anticipate will be approximately $70,000 assuming an interest rate of approximately 0.05% per year) that may be released to us to fund our working capital requirements, will be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2016, we were not subject to any market or interest rate risk.  The net proceeds of our initial public offering, including amounts in the trust account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In December 2015, Lodestar Investment Holdings I LLC and Handy Global Limited transferred an aggregate of 466,667 shares to an entity controlled by Jianming Hao in connection with him becoming a special advisor.

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

Of the gross proceeds received from the IPO and Private Placement, $40,800,000 was placed in trust.

We paid a total of $1,200,000 in underwriting discounts and commissions and $525,639 for other costs and expenses related to our formation and the IPO.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

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

Date: May 6, 2016

