Form 10-KT
period 2015-12-31
E-Compass Acquisition Corp.
filed 2016-07-29
CIK 1625042

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

☒ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from January 1, 2016 to March 31, 2016

Commission File Number 001-37516

E-COMPASS ACQUISITION CORP.

(Name of Small Business Issuer in Its Charter)

Cayman Islands	N/A
(State of Incorporation)	(I.R.S. Employer I.D. Number)

7 Times Square, 37th floor New York, New York	10036
(Address of principal executive offices)	(zip code)

      646-912-8918

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one Ordinary Share, par value $.0001 per share and one Right	The NASDAQ Stock Market LLC
Ordinary Shares, $.0001 par value per share	The NASDAQ Stock Market LLC
Rights for one tenth (1/10) of one Ordinary Share	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

As of September 30, 2015 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates was $20,160,000.

As of July 25, 2016, there were 5,310,000 ordinary shares, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

Explanatory Note

On July 18, 2016 the Board of Directors of the Company approved a change in the Company’s fiscal year from December 31 to March 31, effective immediately. As a result, this report on Form 10-K (the "10-K") is a transition report and includes financial information for the transition period from January 1, 2016 through March 31, 2016. Subsequent to this report, our reports on Form 10-K will cover the calendar year, April 1 to March 31, which will be our fiscal year.

PART I

ITEM 1. BUSINESS

E-compass Acquisition Corp. (the “Company” or “we”) is a blank check company formed on September 23, 2014 for the purpose of entering into a share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, or entering into contractual arrangements that give us control over such a target business. The Company’s efforts in identifying a prospective target businesses are not limited to a particular industry or geographic region of the world although the Company has focused on target businesses located in the People’s Republic of China (“China” or the “PRC”) that operate in the e-commerce and consumer retail industry.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering and private placements were $41,900,000, of which $40,800,000 was deposited into a trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through March 31, 2016, we have used approximately $161,000 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of March 31, 2016, there was $40,851,104 held in the trust fund (including $51,104 of accrued interest).

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

Recent Developments

On July 18, 2016, our Board of Directors approved a change in the Company’s fiscal year from December 31 to March 31, effective immediately.

On July 25, 2016, the Company entered into a merger agreement (the “Merger Agreement”) with, iFresh Inc., a Delaware corporation and a wholly-owned subsidiary of E-compass, or “iFresh,” iFresh Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of iFresh, or “Merger Sub,” NYM Holding, Inc., a Delaware corporation, or “NYM,” the stockholders of NYM, and Long Deng, as representative of the stockholders. Pursuant to the terms of the Merger Agreement, if the transaction closes, the Company will be merged with and into iFresh in order to redomesticate the Company into Delaware. After the redomestication, Merger Sub would be merged with and into NYM, resulting in NYM being a wholly owned subsidiary of iFresh. The transaction would constitute a Business Combination.

NYM is a fast growing Asian/Chinese grocery supermarket chain in the north-eastern U.S. providing food and other merchandise hard to find in mainstream grocery stores. Since its start in 1995, NYM has been targeting the Chinese and Asian population in the U.S. with its in-depth cultural understanding of its target customer’s unique consumption habits. NYM currently has two wholesale facilities and 8 retail supermarkets across New York, Massachusetts and Florida, with an annual revenue of $131.2 million for the the fiscal year ended March 31, 2016. The Company would pay NYM’s current stockholders an aggregate of $125 million in connection with the transaction: (i) $5 million in cash, plus, (ii) 12,000,000 shares of common stock of iFresh to be issued to the selling shareholders multiplied by $10.00 (the deemed value of the shares in the Merger Agreement). The transaction is conditioned on the surviving company receiving a loan of at least $15 million in connection with the closing of the transactions contemplated by the Merger Agreement. If the transaction closes, iFresh would also receive an option to acquire an additional five supermarkets prior to March 31, 2017 for consideration of $10 million in cash. The transaction is expected to close before the end of 2016. Please see the Company’s Current Report on Form 8-K dated July 25, 2016 for additional information relating to the Merger Agreement and transactions contemplated thereby.

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

As of March 31, 2016, we had $305,279 available to us outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. Interest rates on permissible investments for us have been less than 1% over the last several years. Accordingly, if we do not earn a sufficient amount of interest on the funds held in the trust account and use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we may be forced to cease searching for a target business.

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

We are not limited in this respect and may consummate a business combination with a company in any location or industry we choose. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

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

	Units		Ordinary Shares		Rights
	High	Low	High	Low	High	Low
Quarter ended:
September 30, 2016*	12.48	10.28	10.17	10.15	0.26	0.26
June 30, 2016	10.32	10.20	10.20	10.05	0.26	0.24
March 31, 2016	10.20	10.00	10.02	9.95	0.25	0.20

December 31, 2015	10.75	10.00	9.95	9.82	0.18	0.15
September 30, 2015	10.15	10.00	-	-	-	-

* Through July 28, 2016

Holders

As of July 28, 2016, there were three holders of record of our units, seven holders of record of our ordinary shares and one holder of record of our rights. We believe we have in excess of 300 beneficial holders of our securities.

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

We paid a total of $1,200,000 in underwriting discounts and commissions and $525,639 for other costs and expenses related to our formation and the Public Offering. Of the gross proceeds received from the Public Offering and private placement, $40,800,000 was placed in trust account. The remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. As of March 31, 2016, we have approximately $305,279 of the net proceeds that were not deposited into the trust fund to pay future general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of March 31, 2016, there was $40,851,104 held in the trust fund (including $51,104 of accrued interest available to us for our working capital requirements and tax obligations).

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the quarter ended March 31, 2016.

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

For the transition period ended March 31, 2016, we had net losses of $49,704 which consist of general and administrative expense of $81,648 partially offset by interest income of $31,944 generated from the Trust Account. For the three months ended March 31, 2015, we had net losses of $132, which were formation and operating costs.

For the year ended December 31, 2015, we had net losses of $2,384,332 which consist of formation and operating costs partially offset by interest income generated from the Trust Account. The interest income generated from trust account is $19,160. General and administrative expenses are $2,403,492, of which $2,277,777 was incurred by fair value of shares transfer from insiders to a special advisor. For the year ended December 31, 2014, we had net losses of $4,876, which were formation and operating costs.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $305,279 outside of our trust account, $84,253 of prepaid expenses and $2,310 of accrued liabilities. In addition, we had $ 40,851,104 in restricted cash and equivalents in our trust account, of which $51,104 of interest income may be released to us in order to fund working capital requirements or tax payments. We intend to use the remainder of the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our operations.

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

We anticipate that the approximately $305,279 outside of our trust account, plus the interest earned on the trust account balance (net of income, and other tax obligations, which we anticipate will be approximately $61,200 assuming an interest rate of approximately 0.1% per year) that may be released to us to fund our working capital requirements, will be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the transition period ended March 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, because of the material weakness in our internal control over financial reporting as of March 31, 2016 described below, our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, the Company concluded that our internal control over financial reporting was not effective as of March 31, 2016 due to the presence of a material weakness in our internal controls.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Richard Xu	40	Director, Executive Chairman of the Board and Chief Executive Officer
Chen Liu	47	President and Director
Peiling (Amy) He	37	Chief Financial Officer
Nicholas Clements	67	Director, Non-Executive Vice Chairman of the Board
Aimin Song	53	Director
Xinli Li	52	Director

Richard Xu has served as our Executive Chairman of the Board and Chief Executive Officer since our inception. Mr. Xu served as the President and a member of the board of directors of Sino Mercury Acquisition Corp. from its inception in March 2014 until its business combination with Wins Finance Group Ltd. in October 2015 and served as the President and a member of the board of directors of Wins Finance Holdings Inc. (the successor to Sino Mercury Acquisition Corp.) from that time until July 2016. From 2010 to August 2014, Mr. Xu served as President of CIFCO International Group, a financial advisory firm focused on overseas investments in Chinese enterprises. From May 2009 to 2010, Mr. Xu was based in New York City, where he was responsible for the firm’s Chinese investments. From September 2005 to May 2009, Mr. Xu was a Partner of Viking Investment Co., an investment banking firm that he co-founded with responsibility for overseas restructuring, mergers and acquisitions, and financing of Chinese private companies. From 2004 to 2006, Mr. Xu served as a trader at Suisse American Securities, a subsidiary of Credit Suisse Group. Prior to that, Mr. Xu served as a Vice President at Asiapower Investment PTE Ltd., a public company in Singapore. Mr. Xu’s experience in mergers and acquisitions, including cross-border transactions involving the United States and China, over the last 10 years include more than 10 transactions, approximately half of which Mr. Xu actively led from the initial deal sourcing and negotiation through consummation.

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

Nicholas Clements has served as a Director since October 2014 and Non-Executive Vice Chairman of the Board since November 2014. Mr. Clements served as Independent Director of Wins Finance Holdings Inc. from October 2015 to May 2016. Mr. Clements has over thirty five years professional experience as a Wall Street lawyer, investment banker, investment advisor, university lecturer, entrepreneur and investor. Since 2001, Mr. Clements has acted as Chairman of Octavian Capital Management Inc. (and predecessor entities), an advisory and investment firm with activities primarily in China and the Middle East. He has also served as Non-Executive Vice Chairman of Wins Finance Holdings Inc. since October 2015. Prior to joining Octavian Group, Mr. Clements was Vice Chairman of Shanghai International Securities N.A., an affiliate of Shanghai International Securities Co. Ltd., which is a predecessor company of Shenyin Wanguo Securities Co. Ltd., one of the largest securities brokerage and investment banking companies in China. From 1990 to 1991, Mr. Clements was Vice Chairman and CEO of A.G. Capital Ltd., a fund management and advisory company with offices in New York and Hong Kong; and from 1987 to 1990 he was Chairman of Clements Taee Inc., an investment management and advisory company with offices in New York and London. Prior to that, Mr. Clements was an investment banker with PaineWebber Inc. (subsequently acquired by UBS), specializing in financing emerging growth technology companies. Mr. Clements started his professional career as an associate at Davis Polk & Wardwell, a Wall Street law firm.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We believe that, during the transition period ended March 31, 2016, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of July 28, 2016, by:

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class

Richard Xu	510,000	(2)	9.6%
Chen Liu	133,333	(3)	2.5%
Peiling (Amy) He	100,000	(4)	1.9%
Nicholas Clements	75,000	(5)	1.4%
Aimin Song	0		*
Xinli Li	25,000		*
All directors and executive officers as a group (six individuals)	843,333		15.9%
Five Percent Holders:
Shenwan Hongyuang Securities Co.(6)	2,000,000		37.7%
Polar Securities Inc.(7)	783,820		9.6%
Lodestar Investment Holdings I LLC	510,000	(2)	9.6%
Bluesky LLC(8)	466,667		8.8%
Weiss Asset Management LP(9)	300,000	(2)	5.6%

* Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o E-compass Acquisition Corp., at 7 Times Square, 37th floor, New York, New York 10036.
(2)	Represent shares held by Lodestar Investment Holdings I LLC, which Mr. Xu controls. Mr. Xu therefore has voting and disposition power over such shares.
(3)	Represents shares held by Handy Global Limited, which Mr. Liu controls. Mr. Liu therefore has voting and disposition power over such shares.
(4)	Represents shares held by Classical Sky Limited, which Ms. He controls. Ms. He therefore has voting and disposition power over such shares.
(5)	Represents shares held by Carnelian Bay Capital Inc., which Mr. Clements controls. Mr. Clements therefore has voting and disposition power over such shares.
(6)	The business address of Shenwan Hongyuang Securities Co. is 45F, No. 989, Changle Road, Shanghai, 200031, P.R. China. Information derived from a Schedule 13D filed on November 12, 2015.
(7)	The business address of Polar Securities Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Represents shares held by North Pole Capital Master Fund of which Polar Securities Inc. acts as investment advisor. Information derived from a Form 4 filed on September 11, 2015 and a Schedule 13G/A filed on September 10, 2015.
(8)	Such entity is controlled by Jianming Hao.
(9)	Represents shares held by accounts over which Weiss Asset Management LP has investment control over. Information derived from a Schedule 13G filed on February 12, 2016.

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

Equity Compensation Plans

As of March 31, 2016, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of UHY LLP was our independent registered public accounting firm from Nov 3, 2014 to March 28, 2016. Friedman LLP was appointed as our independent registered public accounting firm on March 28, 2016 The following is a summary of fees paid to independent registered accounting firm for services rendered.

Audit Fees.  Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY LLP and Friedman LLP in connection with regulatory filings. The aggregate fees billed by UHY LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement, the closing 8-K and other required filings with the SEC for the period from September 23, 2014 (inception) through December 31, 2014, for the year ended December 31, 2015 totaled $10,000 and $55,000, respectively. The aggregated fees billed by Friedman LLP for the quarterly report on Form 10-Q for the quarter ended March 31, 2016 and for the transition period ended March 31, 2016 was $7,500. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees.  We did not pay UHY LLP or Friedman LLP for consultations concerning financial accounting and reporting standards for the period from September 23, 2014 (inception) through December 31, 2014, for the year ended December 31, 2015, or for the transition period ended March 31, 2016.

Tax Fees.  We did not pay UHY LLP or Friedman LLP for tax planning and tax advice for the period from September 23, 2014 (inception) through December 31, 201, for the year ended December 31, 2015, or for the transition period ended March 31, 2016.

All Other Fees.  We did not pay UHY LLP or Friedman LLP for other services for the period from September 23, 2014 (inception) through December 31, 201, for the year ended December 31, 2015, or for the transition period ended March 31, 2016.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of July 2016.

E-COMPASS ACQUISITION CORP.

By:	/s/ Richard Xu
Richard Xu
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard Xu	Executive Chairman of the Board and Chief Executive Officer	July 29, 2016
Richard Xu	(Principal executive officer)

/s/ Peiling He	Chief Financial Officer	July 29, 2016
Peiling He	(Principal financial and accounting officer)

/s/ Chen Liu	President and Director	July 29, 2016
Chen Liu

/s/ Nicholas Clements	Non-Executive Vice Chairman of the Board	July 29, 2016
Nicholas Clements

/s/ Aimin Song	Director	July 29, 2016
Aimin Song

/s/ Xinli Li	Director	July 29, 2016
Xinli Li

E-Compass Acquisition Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

E-compass Acquisition Corp.

We have audited the accompanying Balance Sheet of E-compass Acquisition Corp. (the “Company”) as of March 31, 2016, and the related Statements of Operations, Changes in Shareholders’ Equity, and Cash Flows for the period from January 1, 2016 to March 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-compass Acquisition Corp. as of March 31, 2016, and the results of its operations and its cash flows for the period from January 1, 2016 to March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, its business plan is dependent on the completion of a financing transaction and the Company’s cash and working capital as of March 31, 2016 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Notes 1 and 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP

July 29, 2016

New York, New York

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

/s/ UHY LLP

March 15, 2016
New York, New York

E-Compass Acquisition Corp.

Balance Sheets

	March 31	December 31	December 31
	2016	2015	2014

ASSETS

Current Assets
Cash	$305,279	$434,994	$39,573
Prepaid Expenses	84,253	80,159	-
Deferred offering costs	-	-	108,560
Total Current Assets	389,532	515,153	148,133

Cash and investments held in trust account	40,851,104	40,819,160	-
Total Assets	$41,240,636	$41,334,313	$148,133

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$2,310	$46,283	$-
Note payable to shareholder	-	-	115,000
Offering costs payable	-	-	13,009
Total Current Liabilities	2,310	46,283	128,009

Deferred underwriting compensation	600,000	600,000	-
Total Liabilities	602,310	646,283	128,009

Commitments and Contingencies
Common stock subject to possible redemption; 3,000,000 shares (at conversion value of $10.00 for the 1,000,000 shares for the lead investor and $10.40 per share for others)	30,800,000	30,800,000	-

Shareholders' Equity
Preferred shares, $.0001 par value, authorized 1,000,000 shares; none issued	-	-	-
Ordinary shares, $.0001 par value, authorized 100,000,000 shares, 2,310,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015 (excluding 3,000,000 shares on March 31, 2016 and December 31, 2015 subject to possible redemption), 1,150,000 shares issued and outstanding as of December 31, 2014.	231	231	115
Additional paid- in capital	12,277,007	12,277,007	24,885
Accumulated deficit	(2,438,912)	(2,389,208)	(4,876)
Total Shareholders' Equity	9,838,326	9,888,030	20,124
Total Liabilities and Shareholders' Equity	$41,240,636	$41,334,313	$148,133

The accompanying notes are an integral part of these financial statements.

E-Compass Acquisition Corp.

Statements of Operations

	For the Transition Period from January 1 to March 31, 2016	For the Period from January 1 to March 31, 2015	For the Year Ended December 31, 2015	For the Period from September 23, 2014 to December 31, 2014
		Unaudited
General and administrative expenses	$(81,648)	$(132)	$(2,403,492)	$(4,876)
Other income	31,944	-	19,160	-
Net loss	$(49,704)	$(132)	$(2,384,332)	$(4,876)

Basic and diluted weighted average shares outstanding	5,310,000	1,000,000	2,605,918	610,000

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.91)	$(0.01)

The accompanying notes are an integral part of these financial statements.

E-Compass Acquisition Corp.

Statement of Changes in Shareholders' Equity

			Additional		Total
	Ordinary Shares		Paid- in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Ordinary shares issued to shareholders on October 31, 2014	1,150,000	$115	$24,885	$-	$25,000
Net loss	-	-	-	(4,876)	(4,876)
Balances as of December 31, 2014	1,150,000	115	24,885	(4,876)	20,124
Sales of 310,000 units at $10.00 per unit during the private placement	310,000	31	3,099,969	-	3,100,000
Sales of 4,000,000 units at $10.00 per unit during the public offering	4,000,000	400	39,999,600	-	40,000,000
Underwriters' discount	-	-	(1,800,000)	-	(1,800,000)
Offering expenses	-	-	(1,086,855)	-	(1,086,855)
Proceeds subject to possible redemption of 3,000,000 Public shares	(3,000,000)	(300)	(30,799,700)	-	(30,800,000)
Proceed from sale and fair value of underwriter's unit purchase option	-	-	561,316	-	561,316
Forfeiture of initial shareholders' shares in connection with the expiration of overallotment option	(150,000)	(15)	15	-	-
Fair value of the shares transferred from initial shareholders to a special advisor	-	-	2,277,777	-	2,277,777.00
Net loss attributable to ordinary shares not subject to possible redemption	-	-	-	(2,384,332)	(2,384,332)
Balances at December 31, 2015	2,310,000	231	12,277,007	(2,389,208)	9,888,030
Net loss attributable to ordinary shares not subject to possible redemption	-	-	-	(49,704)	(49,704)
Balances at March 31, 2016	2,310,000	$231	$12,277,007	$(2,438,912)	$9,838,326

The accompanying notes are an integral part of these financial statements.

E-Compass Acquisition Corp.

Statement of Cash Flows

	For the Transition Period from January 1 to March 31, 2016	For the Period from January 1 to March 31, 2015	For the Year Ended December 31, 2015	For the Period from September 23, 2014 to December 31, 2014
		Unaudited
Cash flow from operating activities
Net loss	$(49,704)	$(132)	$(2,384,332)	$(4,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned and realized gain (loss) in cash and investments held in trust account	(31,944)	-	(19,160)	-
Fair value of the shares transferred from initial shareholders to a special advisor	-	-	2,277,777	-
Change in operating assets and liabilities:
Change in prepaid expenses	(4,094)	-	(80,159)	-
Change in accounts payable	(43,973)	-	46,283	-
Net cash used in operating activities	(129,715)	(132)	(159,591)	(4,876)

Cash flows from investing activities
Cash deposited in trust account	-	-	(40,800,000)	-
Proceeds from sale of investment held in trust account	-	-	40,815,353	-
Purchase of investment held in trust account	-	-	(40,815,353)	-
Net cash used in investing activities	-	-	(40,800,000)	-

Cash flow from financing activities
Proceeds from shareholder - note payable	-	-	50,000	115,000
Repayment to shareholder - note payable	-	-	(165,000)	-
Proceeds from sale of units to public stockholders	-	-	40,000,000	-
Proceeds from sale of private placement units to initial stockholder	-	-	3,100,000	-
Proceeds from sales of Unit Purchase Option	-	-	100	-
Payment of costs of Public Offering	-	(29,000)	(1,630,088)	(95,551)
Proceeds from sale of ordinary shares to founding shareholder	-	-	-	25,000
Net cash (used in) provided by financing activities	-	(29,000)	41,355,012	44,449

Net (decrease) increase in cash	(129,715)	(29,132)	395,421	39,573
Cash at beginning of year	434,994	39,573	39,573	-
Cash at end of year	$305,279	$10,441	$434,994	$39,573

Supplemental schedule of non-cash financing activities
Increase in deferred underwriting compensation	$-	$-	$600,000	$-
Fair value of shares transferred to special advisor exchange for service	$-	$-	$2,277,777	$-

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, and deferred underwriting compensation are estimated to approximate the carrying values as of March 31, 2016 and December 31, 2015 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, respectively and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account as of March 31, 2016* (see Note 5)	$40,861,826	$-	$40,861,826	$-
U.S. Treasury Securities held in Trust Account as of December 31, 2015* (see Note 5)	$40,807,060	$-	$40,807,060	$-

* included in cash and investments held in trust account on the Company’s balance sheet.

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

Redeemable Ordinary Shares

All of the 4,000,000 common shares sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Shareholder Approval provisions. In accordance with ASC 480, such provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it allow redemption of Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. Further, the Lead Investor holding 1,000,000 Public Units (which includes 1,000,000 shares), has agreed to hold 1,000,000 common shares through the consummation of an initial Business Combination, vote such shares in favor of such proposed initial Business Combination and not seek redemption of such common shares. Accordingly, at March 31, 2016 and December 31, 2015, 3,000,000 of the 4,000,000 Public Shares were classified outside of permanent equity at its redemption value.

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

Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, adjusted to include any dilutive effect from ordinary share equivalents. In the years where losses are reported, there were no dilutive effect from ordinary share equivalents. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share for the transition period ended March 31, 2016 and the years ended December 31, 2015 and 2014.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 — Public Offering

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

Note 5 – Cash and Investment held in Trust Account

As of March 31, 2016 and December 31, 2015, investment securities in the Company’s Trust Account consisted of $40,850,342 and $40,818,398 in United States Treasury Bills and $762 and $762 in cash, respectively. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying value, gross unrealized holding gain (loss) and fair value of held to maturity securities on March 31, 2016 and December 31, 2015 are as follows:

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

Note 7 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2016 and December 31, 2015, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of March 31, 2016 and December 31, 2015, there were 2,310,000 shares of common stock issued and outstanding excluding 3,000,000 issued and outstanding shares subject to possible redemption.

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

Note 8 — Subsequent Events

On July 18, 2016 the Board of Directors of the Company approved a change in the Company’s fiscal year from December 31 to March 31, effective immediately.

On July 25, 2016, the Company entered into a merger agreement (the “Merger Agreement”) with, iFresh Inc., a Delaware corporation and a wholly-owned subsidiary of E-compass, or “iFresh,” iFresh Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of iFresh, or “Merger Sub,” NYM Holding, Inc., a Delaware corporation, or “NYM,” the stockholders of NYM, and Long Deng, as representative of the stockholders. Pursuant to the terms of the Merger Agreement, if the transaction closes, the Company will be merged with and into iFresh in order to redomesticate the Company into Delaware. After the redomestication, Merger Sub would be merged with and into NYM, resulting in NYM being a wholly owned subsidiary of iFresh. The transaction would constitute a Business Combination.

NYM is a fast growing Asian/Chinese grocery supermarket chain in the north-eastern U.S. providing food and other merchandise hard to find in mainstream grocery stores. Since its start in 1995, NYM has been targeting the Chinese and Asian population in the U.S. with its in-depth cultural understanding of its target customer’s unique consumption habits. NYM currently has two wholesale facilities and 8 retail supermarkets across New York, Massachusetts and Florida, with an annual revenue of $131.2 million for the the fiscal year ended March 31, 2016. The Company would pay NYM’s current stockholders an aggregate of $125 million in connection with the transaction: (i) $5 million in cash, plus, (ii) 12,000,000 shares of common stock of iFresh to be issued to the selling shareholders multiplied by $10.00 (the deemed value of the shares in the Merger Agreement). The transaction is conditioned on the surviving company receiving a loan of at least $15 million in connection with the closing of the transactions contemplated by the Merger Agreement. If the transaction closes, iFresh would also receive an option to acquire an additional five supermarkets prior to March 31, 2017 for consideration of $10 million in cash. The transaction is expected to close before the end of 2016.

