Form 10-Q
period 2016-06-30
E-Compass Acquisition Corp.
filed 2016-08-15
CIK 1625042

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2016

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

646 912-8918

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

As of August 12, 2016, 5,310,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

E-COMPASS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

E-Compass Acquisition Corp.

Condensed Balance Sheets

(Unaudited)

	June 30, 2016	March 31, 2016
ASSETS

Current Assets
Cash	$231,551	$305,279
Prepaid expenses	37,250	84,253
Cash and investments held in trust account	40,886,881	-
Total Current Assets	41,155,682	389,532

Cash and investments held in trust account	-	40,851,104
Total Assets	$41,155,682	$41,240,636

LIABILITIES, REDEEMABLE COMMON SHARES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$2,330	$2,310
Deferred underwriting compensation	600,000	-
Total Current Liabilities	602,330	2,310

Deferred underwriting compensation	-	600,000
Total Liabilities	602,330	602,310

Commitments and Contingencies
Common shares subject to possible redemption
3,000,000 shares (at conversion value of $10.00 for the 1,000,000 shares for the lead investor and $10.40 per share for others)	30,800,000	30,800,000

Shareholders' Equity
Preferred shares, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Ordinary shares, $.0001 par value, authorized 100,000,000 shares, 2,310,000 shares issued and outstanding as of June 30, 2016 and March 31, 2016, respectively (excluding 3,000,000 shares subject to possible redemption).	231	231
Additional paid- in capital	12,277,007	12,277,007
Accumulated deficit	(2,523,886)	(2,438,912)
Total Shareholders' Equity	9,753,352	9,838,326
Total Liabilities, Redeemable Common Shares and Shareholders' Equity	$41,155,682	$41,240,636

The accompanying notes are an integral part of these unaudited condensed financial statements.

1

E-Compass Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	For the Three Months ended June 30,
	2016	2015

General and administrative expenses	$(120,751)	$(206)
Other income	35,777	-
Net loss	$(84,974)	$(206)

Basic and diluted weighted average shares outstanding	5,310,000	1,000,000

Basic and diluted net loss per share	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

E-Compass Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months ended June 30,
	2016	2015

Cash flow from operating activities
Net loss	$(84,974)	$(206)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned and realized gain (loss) in cash and investments held in trust account	(35,777)	-
Change in operating assets and liabilities:
Change in prepaid expenses	47,003	-
Change in accounts payable	20	-
Net cash used in operating activities	(73,728)	(206)

Cash flows from investing activities
Proceeds from sale of investment held in trust account	40,870,299	-
Purchase of investment held in trust account	(40,870,299)	-
Net cash used in investing activities	-	-

Cash flow from financing activities
Proceeds from shareholder - note payable	-	50,000
Payment of deferred offering costs	-	(22,132)
Net cash provided by financing activities	-	27,868

Net increase in cash	(73,728)	27,662
Cash at beginning of period	305,279	10,441
Cash at end of period	$231,551	$38,103

The accompanying notes are an integral part of these unaudited condensed financial statements.

E-Compass Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

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

Financing

The registration statement for the Company’s Public Offering (the “Public Offering” as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on August 12, 2015. The Company consummated the Public Offering of 4,000,000 units on August 18, 2015 at $10.00 per unit (the “Public Units’) and sold to an affiliate of the Company’s Chairman and Chief Executive Officer 310,000 units at $10.00 per unit (the “Private Units”) in a private placement (Note 4). The Company received gross proceeds of approximately $43,100,000 from the Public Offering and private placement.

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

Business Combination

The Company’s efforts to identify a prospective target business have not been limited to a particular industry or geographic location. There is no assurance that the Company will be able to successfully effect an initial Business Combination.

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

On July 25, 2016, the Company entered into a merger agreement (the “Merger Agreement”) with, iFresh Inc., a Delaware corporation and a wholly-owned subsidiary of E-compass, or “iFresh,” iFresh Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of iFresh, or “Merger Sub,” NYM Holding, Inc., a Delaware corporation, or “NYM,” the stockholders of NYM, and Long Deng, as representative of the stockholders of NYM. Pursuant to the terms of the Merger Agreement, if the transaction closes, the Company will be merged with and into iFresh in order to redomesticate the Company into Delaware. After the redomestication, Merger Sub would be merged with and into NYM, resulting in NYM being a wholly owned subsidiary of iFresh. The transaction would constitute a Business Combination (See Note 8).

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

Liquidity and Going Concern

As of June 30, 2016, the Company had working capital of approximately $40,553,352, including cash of $231,551 and $40,886,881 million held in the Trust Account to be used for an initial Business Combination or to redeem its ordinary shares. As of June 30, 2016, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

The Company will need to raise additional capital through loans from its officers, directors, or Initial Shareholders or their respective affiliates. If the Company’s Initial Shareholders, officers and directors or their affiliates determine to loan the Company funds, each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of an initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the initial Business Combination into additional units (“Working Capital Units”) at a price of $10.00 per unit. None of officers or directors, Initial Shareholders or their respective affiliates are under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information included in this Form 10-Q should be read in conjunction with information included in the 2014 annual report on Form 10-K filed on July 29, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

Development Stage Company

The Company complies with the reporting requirements of FASB ASC Topic 915, “Development Stage Entities” and early adopted Accounting Standards Update 2014-10 (“ASU 2014-10”). On June 30, 2016, the Company has not commenced any operations nor generated revenue to date. All activity from the inception through June 30, 2016 relates to the Company formation, the Public Offering and pursuit of an acquisition target for its initial Business Combination. Following such offering, the Company will not generate operating revenues until after completion of a Business Combination, at earliest. The Company will generate non-operating income in the form of other income on the designated Trust Account.

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

The fair value of the Company’s assets and liabilities (including cash, accrued expenses, and deferred underwriting compensation), which qualify as financial instruments approximates the carrying amounts represented in the unaudited condensed balance sheets.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2016 and as of March 31, 2016, respectively and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account as of June 30, 2016* (see Note 5)	$40,908,988	$-	$40,908,988	$-
U.S. Treasury Securities held in Trust Account as of March 31, 2016* (see Note 5)	$40,861,826	$-	$40,861,826	$-

* included in cash and investments held in trust account on the Company’s unaudited condensed balance sheets.

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

Redeemable Ordinary Shares

All of the 4,000,000 common shares sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Shareholder Approval provisions. In accordance with ASC 480, such provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it allow redemption of Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. Further, the Lead Investor holding 1,000,000 Public Units (which includes 1,000,000 shares), has agreed to hold 1,000,000 common shares through the consummation of an initial Business Combination, vote such shares in favor of such proposed initial Business Combination and not seek redemption of such common shares. Accordingly, at June 30, 2016 and March 31, 2016, 3,000,000 of the 4,000,000 Public Shares were classified outside of permanent equity at its redemption value.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

 The Company is incorporated under the Companies Law (2013 Revision) of the Cayman Islands and is exempted from Cayman Islands taxes.

Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, adjusted to include any dilutive effect from ordinary share equivalents. In the periods where losses are reported, there were no dilutive effect from ordinary share equivalents. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share for the three months ended June 30, 2016 and 2015.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

The Company paid an upfront underwriting discount of $1,200,000 (3.0%) of the offering price to the underwriter at the closing of the Public Offering. In addition, the Company is committed to pay the deferred discount in the amount of $600,000 to the underwriter upon consummation of the Company’s Business Combination (See Note 6). Such underwriting discount was accounted for as offering costs and charged to shareholders’ equity upon the completion of the Public Offering.

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

Note 4 — Related Party Transactions

Notes Payable to Initial Shareholder

The Company issued a $115,000 principal amount unsecured promissory note to Lodestar Investment Holdings I LLC, an affiliate of the Company's Chief Executive Officer, on October 31, 2014. In April 2015, Lodestar Investment Holdings I LLC loaned the Company an additional $50,000. The notes are non-interest bearing and payable on the earlier of (i) October 31, 2015, (ii) the consummation of the Public Offering or (iii) the date on which the Company determines not to proceed with the Public Offering. Due to the short-term nature of the notes, the fair value of the notes approximates the carrying amount. The notes were repaid on August 26, 2015.

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

Note 5 – Cash and Investment held in Trust Account

As of June 30, 2016, investment securities in the Company’s Trust Account consisted of $463 in cash and $40,886,418 in United States Treasury Bills due on October 20, 2016 with a cost basis of $40,870,299. As of March 31, 2016, investment securities in the Company’s Trust Account consisted of $762 in cash and $40,850,342 in United States Treasury Bills due on May 26, 2016 with a cost basis of $40,815,239. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying value, gross unrealized holding gain (loss) and fair value of held to maturity securities on June 30, 2016 and March 31, 2016 are as follows:

	Carrying Value as of June 30, 2016	Gross Unrealized / Unrecognized Holding Gain (Loss)	Fair Value as of June 30, 2016

Held-to-maturity:
U.S. Treasury Securities	$40,886,418	$22,107	$40,908,525

	Carrying Value as of March 31, 2016	Gross Unrealized / Unrecognized Holding Gain (Loss)	Fair Value as of March 31, 2016

Held-to-maturity:
U.S. Treasury Securities	$40,850,342	$11,484	$40,861,826

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

Note 7 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2016 and March 31, 2016, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of June 30, 2016 and March 31, 2016, there were 2,310,000 shares of common stock issued and outstanding (which includes the 1,000,000 shares the Lead Investor agreed not to redeem), excluding 3,000,000 issued and outstanding shares subject to possible redemption, respectively.

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

Share Transfer of Insider Shares

Jianming Hao has served as the Company’s special advisor. On December 28, 2015, in exchange for Mr. Hao agreeing to serve as a special advisor and assisting the Company in consummating an initial Business Combination, two insiders (Richard Xu and Chen Liu, each an Initial Shareholder) transferred an aggregate of 466,667 insider shares to an affiliate of Mr. Hao for the same per-share price originally paid by the insiders for such shares (approximately $0.02 per share).

Based on ASC 505-50-30-6, the value for nonemployee share issuances in exchange for service should be determined based on either the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measurable. The shares were granted (effective on December 28, 2015) and are nonforfeitable. Based on ASC 505-50-25-7 and 505-50-30-15 (measurement date), the Company recognized $2,277,777 of fair value for the shares when they were paid to Mr. Hao as general and administrative expenses with a corresponding increase in additional paid-in capital. The fair value of the shares transferred was approximately $4.88 per share using Monte Carlo Simulation model. The fair value of the shares transferred is estimated as of the payment date using the following assumptions: (1) probability-weighted discount for lack of marketability of 38.68% and (2) dilution discount of 20%.

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

On July 25, 2016, the Company entered into the Merger Agreement. Pursuant to the terms of the Merger Agreement, if the transaction closes, the Company will be merged with and into iFresh in order to redomesticate the Company into Delaware. After the redomestication, Merger Sub would be merged with and into NYM, resulting in NYM being a wholly owned subsidiary of iFresh. The transaction would constitute a Business Combination.

NYM is a fast growing Asian/Chinese grocery supermarket chain in the north-eastern U.S. providing food and other merchandise hard to find in mainstream grocery stores. Since its start in 1995, NYM has been targeting the Chinese and Asian population in the U.S. with its in-depth cultural understanding of its target customer’s unique consumption habits. NYM currently has two wholesale facilities and 8 retail supermarkets across New York, Massachusetts and Florida, with an annual revenue of $131.2 million for the fiscal year ended March 31, 2016. The Company would pay NYM’s current stockholders an aggregate of $125 million in connection with the transaction: (i) $5 million in cash, plus, (ii) 12,000,000 shares of common stock of iFresh to be issued to the selling shareholders multiplied by $10.00 (the deemed value of the shares in the Merger Agreement). The transaction is conditioned on the surviving company receiving a loan of at least $15 million in connection with the closing of the transactions contemplated by the Merger Agreement. If the transaction closes, iFresh would also receive an option to acquire an additional four supermarkets prior to March 31, 2017 for consideration of $10 million in cash. The transaction is expected to close before the end of 2016.

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to E-compass Acquisition Corp., except where the context requires otherwise.  The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a Cayman Islands exempted company incorporated as a blank check company formed for the purpose of entering into a share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, or entering into contractual arrangements that give us control over such a target business.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

We consummated our initial public offering of 4,000,000 units on August 18, 2015 generating gross proceeds of $40,000,000 and on the same date, a private placement to Lodestar, an affiliate of Richard Xu, our Chief Executive Officer, of 310,000 private units, generating additional proceeds of $3,100,000. Of such proceeds, an aggregate of $40,800,000 was placed in our trust account.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the private placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Recent Developments

On July 18, 2016, our Board of Directors approved a change in the Company’s fiscal year from December 31 to March 31.

On July 25, 2016, the Company entered into a merger agreement (the “Merger Agreement”) with, iFresh Inc., a Delaware corporation and a wholly-owned subsidiary of E-compass, or “iFresh,” iFresh Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of iFresh, or “Merger Sub,” NYM Holding, Inc., a Delaware corporation, or “NYM,” the stockholders of NYM, and Long Deng, as representative of the stockholders of NYM. Pursuant to the terms of the Merger Agreement, if the transaction closes, the Company will be merged with and into iFresh in order to redomesticate the Company into Delaware. After the redomestication, Merger Sub would be merged with and into NYM, resulting in NYM being a wholly owned subsidiary of iFresh. The transaction would constitute a Business Combination.

NYM is a fast growing Asian/Chinese grocery supermarket chain in the north-eastern U.S. providing food and other merchandise hard to find in mainstream grocery stores. Since its start in 1995, NYM has been targeting the Chinese and Asian population in the U.S. with its in-depth cultural understanding of its target customer’s unique consumption habits. NYM currently has two wholesale facilities and 8 retail supermarkets across New York, Massachusetts and Florida, with an annual revenue of $131.2 million for the the fiscal year ended March 31, 2016. The Company would pay NYM’s current stockholders an aggregate of $125 million in connection with the transaction: (i) $5 million in cash, plus, (ii) 12,000,000 shares of common stock of iFresh to be issued to the selling shareholders multiplied by $10.00 (the deemed value of the shares in the Merger Agreement). The transaction is conditioned on the surviving company receiving a loan of at least $15 million in connection with the closing of the transactions contemplated by the Merger Agreement. If the transaction closes, iFresh would also receive an option to acquire an additional four supermarkets prior to March 31, 2017 for consideration of $10 million in cash. The transaction is expected to close before the end of 2016. Please see the Company’s Current Report on Form 8-K dated July 25, 2016 and Registration Statement on Form S-4 filed on August 10, 2016 for additional information relating to the Merger Agreement and transactions contemplated thereby.

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

For the three months ended June 30, 2016, we had net losses of $84,974 which consist of formation and operating costs partially offset by other income generated from the Trust Account. The other income generated from trust account is $35,777. General and administrative expenses are $120,751. For the three months ended June 30, 2015, we had net losses of $206, which were operating costs.

Liquidity and Capital Resources

As of June 30, 2016, we had cash of $231,551 outside of our trust account, $37,250 of prepaid expenses and $2,330 of accrued liabilities. In addition, we had $40,886,881 in restricted cash and equivalents in our trust account, of which $86,881 of other income may be released to us in order to fund working capital requirements or tax payments. We intend to use the remainder of the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our operations.

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

We anticipate that the approximately $231,551 outside of our trust account, plus the interest earned on the trust account balance (net of income and other tax obligations), which we anticipate will be approximately $138,000 that may be released to us to fund our working capital requirements, will be sufficient to allow us to operate until February 18, 2017, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds to consummate the transaction with NYM described above.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2016, we were not subject to any market or interest rate risk.  The net proceeds of our initial public offering, including amounts in the trust account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

The Company established a policy during the fiscal quarter ended June 30, 2016 that management will consult accounting expert for accounting treatment for any significant transactions related to related parties, equity, financing, acquisition, and etc. to ensure the internal control on financial reporting on these transactions.

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description

10.1	Merger Agreement dated July 25, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K dated July 25, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 15, 2016

