Form 10-Q
period 2016-09-30
E-Compass Acquisition Corp.
filed 2016-11-14
CIK 1625042

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2016

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

As of November 11, 2016, 5,310,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

E-COMPASS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

E-Compass Acquisition Corp.

Condensed Balance Sheets

(Unaudited)

	September 30,	March 31,
	2016	2016

ASSETS

Current Assets
Cash	$118,156	$305,279
Prepaid expenses	79,750	84,253
Cash and investments held in trust account	40,929,252	-
Total Current Assets	41,127,158	389,532

Cash and investments held in trust account	-	40,851,104
Total Assets	$41,127,158	$41,240,636

LIABILITIES, REDEEMABLE COMMON SHARES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$79,907	$2,310
Deferred underwriting compensation	600,000	-
Total Current Liabilities	679,907	2,310

Deferred underwriting compensation	-	600,000
Total Liabilities	679,907	602,310

Commitments and Contingencies

Common shares subject to possible redemption
3,000,000 shares (at conversion value of $10.00 for the 1,000,000 shares for the lead investor and $10.40 per share for others)	30,800,000	30,800,000

Shareholders' Equity
Preferred shares, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Ordinary shares, $.0001 par value, authorized 100,000,000 shares, 2,310,000 issued and outstanding (excluding 3,000,000 subject to possible redemption)	231	231
Additional paid- in capital	12,277,007	12,277,007
Accumulated deficit	(2,629,987)	(2,438,912)
Total Shareholders' Equity	9,647,251	9,838,326
Total Liabilities, Redeemable Common Shares and Shareholders' Equity	$41,127,158	$41,240,636

The accompanying notes are an integral part of these unaudited condensed financial statements.

E-Compass Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	For the Three Months ended September 30,		For the Six Months ended September 30,
	2016	2015	2016	2015

General and administrative expenses	$(148,472)	$(21,878)	$(269,223)	$(22,084)
Other income	42,371	4,148	78,148	4,148
Net loss	$(106,101)	$(17,730)	$(191,075)	$(17,936)

Basic and diluted weighted average shares outstanding	5,310,000	3,061,304	5,310,000	2,036,284

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

E-Compass Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months ended September 30,
	2016	2015

Cash flow from operating activities
Net loss	$(191,075)	$(17,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned and realized gain in cash and investments held in trust account	(78,148)	(4,148)
Change in operating assets and liabilities:
Change in prepaid expenses	4,503	(25,679)
Change in accrued expenses	77,597	14,034
Net cash used in operating activities	(187,123)	(33,729)

Cash flows from investing activities
Proceeds from sale of investment held in trust account	40,870,000	-
Purchase of investment held in trust account	(40,870,000)	(40,800,000)
Net cash used in investing activities	-	(40,800,000)

Cash flow from financing activities
Proceeds from shareholder - note payable	-	50,000
Repayment of shareholder - note payable	-	(165,000)
Proceeds from sale of units to public stockholders	-	40,000,000
Proceeds from sale of private placement units to initial stockholder	-	3,100,000
Proceeds from sales of Unit Purchase Option “UPO”	-	100
Payment of costs of public offering	-	(1,601,088)
Net cash provided by financing activities	-	41,384,012

Net increase in cash	(187,123)	550,283
Cash at beginning of period	305,279	10,441
Cash at end of period	$118,156	$560,724

Supplemental schedule of non-cash financing activities
Increase in deferred underwriting compensation	$-	$600,000

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

On July 18, 2016, the Company’s Board of Directors approved a change in the Company’s fiscal year from December 31 to March 31, effective immediately.

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

NYM is a fast growing Asian/Chinese grocery supermarket chain in the north-eastern U.S. providing food and other merchandise hard to find in mainstream grocery stores. Since its start in 1995, NYM has been targeting the Chinese and Asian population in the U.S. with its in-depth cultural understanding of its target customer’s unique consumption habits. NYM currently has two wholesale facilities and eight retail supermarkets across New York, Massachusetts and Florida, with an annual revenue of $131.2 million for the fiscal year ended March 31, 2016. The Company would pay NYM’s current stockholders an aggregate of $125 million in connection with the transaction: (i) $5 million in cash, plus, (ii) 12,000,000 shares of common stock of iFresh to be issued to the selling shareholders multiplied by $10.00 (the deemed value of the shares in the Merger Agreement). The transaction is conditioned on the surviving company receiving a loan of at least $15 million in connection with the closing of the transactions contemplated by the Merger Agreement. If the transaction closes, iFresh would also receive an option to acquire an additional four supermarkets prior to March 31, 2017 for consideration of $10 million in cash. The transaction is expected to close before the end of 2016.

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

If the Company is unable to conclude its initial Business Combination and expends all of the net proceeds of the Public Offering not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the initial per-share redemption price for ordinary shares will be $10.40 for Public Shareholders and $10.00 for the Lead Investor. The actual per share redemption amount could be greater than or less than those amounts, however. For example, the proceeds deposited in the Trust Account could be reduced if (i) the funds become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s shareholders or (ii) the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed. The per share redemption amount could be greater than such amounts if interest is earned on the amounts in the Trust Account are not released to the Company for working capital purposes.

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

Liquidity and Going Concern

As of September 30, 2016, the Company had working capital of approximately $40,447,251, including cash of $118,156 and $40,929,252 held in the Trust Account to be used for an initial Business Combination or to redeem its ordinary shares. As of September 30, 2016, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

The Company may need to raise additional capital through loans from its officers, directors, or Initial Shareholders or their respective affiliates. If the Company’s Initial Shareholders, officers and directors or their affiliates determine to loan the Company funds, each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of an initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the initial Business Combination into additional units (“Working Capital Units”) at a price of $10.00 per unit. None of officers or directors, Initial Shareholders or their respective affiliates are under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K filed on July 29, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

Development Stage Company

The Company complies with the reporting requirements of FASB ASC Topic 915, “Development Stage Entities” and early adopted Accounting Standards Update 2014-10 (“ASU 2014-10”). On September 30, 2016, the Company has not commenced any operations nor generated revenue to date. All activity from the inception through September 30, 2016 relates to the Company formation, the Public Offering and pursuit of an acquisition target for its initial Business Combination. Following such offering, the Company will not generate operating revenues until after completion of a Business Combination, at earliest. The Company will generate non-operating income in the form of other income on the designated Trust Account.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2016 and as of March 31, 2016, respectively and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account as of September 30, 2016* (see Note 5)	$40,935,544	$-	$40,935,544	$-
U.S. Treasury Securities held in Trust Account as of March 31, 2016* (see Note 5)	$40,861,826	$-	$40,861,826	$-

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

Redeemable Ordinary Shares

All of the 4,000,000 common shares sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Shareholder Approval provisions. In accordance with ASC 480, such provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it allow redemption of Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. Further, the Lead Investor holding 1,000,000 Public Units (which includes 1,000,000 shares), has agreed to hold 1,000,000 common shares through the consummation of an initial Business Combination, vote such shares in favor of such proposed initial Business Combination and not seek redemption of such common shares. Accordingly, at September 30, 2016 and March 31, 2016, 3,000,000 of the 4,000,000 Public Shares were classified outside of permanent equity at its redemption value.

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

Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, adjusted to include any dilutive effect from ordinary share equivalents. In the periods where losses are reported, there were no dilutive effect from ordinary share equivalents. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share for the three months ended September 30, 2016 and 2015, and for the six months ended September 30, 2016 and 2015.

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

Note 5 – Cash and Investment held in Trust Account

As of September 30, 2016, investment securities in the Company’s Trust Account consisted of $463 in cash and $40,928,789 in United States Treasury Bills maturity on October 20, 2016 with a cost basis of $40,870,299. As of March 31, 2016, investment securities in the Company’s Trust Account consisted of $762 in cash and $40,850,342 in United States Treasury Bills matured on May 26, 2016 with a cost basis of $40,815,239. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying value, gross unrealized holding gain (loss) and fair value of held to maturity securities on September 30, 2016 and March 31, 2016 are as follows:

	Carrying Value as of September 30, 2016	Gross Unrealized / Unrecognized Holding Gain (Loss)	Fair Value as of September 30, 2016

Held-to-maturity:
U.S. Treasury Securities	$40,928,789	$6,755	$40,935,544

	Carrying Value as of March 31, 2016	Gross Unrealized / Unrecognized Holding Gain (Loss)	Fair Value as of March 31, 2016

Held-to-maturity:
U.S. Treasury Securities	$40,850,342	$11,484	$40,861,826

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

Note 7 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2016 and March 31, 2016, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of September 30, 2016 and March 31, 2016, there were 2,310,000 shares of common stock issued and outstanding (which includes the 1,000,000 shares the Lead Investor agreed not to redeem), excluding 3,000,000 issued and outstanding shares subject to possible redemption, respectively.

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

NYM is a fast growing Asian/Chinese grocery supermarket chain in the north-eastern U.S. providing food and other merchandise hard to find in mainstream grocery stores. Since its start in 1995, NYM has been targeting the Chinese and Asian population in the U.S. with its in-depth cultural understanding of its target customer’s unique consumption habits. NYM currently has two wholesale facilities and eight retail supermarkets across New York, Massachusetts and Florida, with an annual revenue of $131.2 million for the fiscal year ended March 31, 2016. The Company would pay NYM’s current stockholders an aggregate of $125 million in connection with the transaction: (i) $5 million in cash, plus, (ii) 12,000,000 shares of common stock of iFresh to be issued to the selling shareholders multiplied by $10.00 (the deemed value of the shares in the Merger Agreement). The transaction is conditioned on the surviving company receiving a loan of at least $15 million in connection with the closing of the transactions contemplated by the Merger Agreement. If the transaction closes, iFresh would also receive an option to acquire an additional four supermarkets prior to March 31, 2017 for consideration of $10 million in cash. The transaction is expected to close before the end of 2016. Please see the Company’s Current Report on Form 8-K dated July 25, 2016 and Registration Statement on Form S-4 (initially filed on August 10, 2016, as subsequently amended) for additional information relating to the Merger Agreement and transactions contemplated thereby.

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

For the three months ended September 30, 2016, we had a net loss of $106,101 which consisted of formation and operating costs partially offset by other income generated from the Trust Account. The other income generated from trust account was $42,371. General and administrative expenses were 148,472. For the three months ended September 30, 2015, we had a net loss of $206, which were operating costs.

For the six months ended September 30, 2016, we had a net loss of $191,075 which consist of formation and operating costs partially offset by other income generated from the Trust Account. The other income generated from trust account was $78,148. General and administrative expenses were $269,223. For the six months ended September 30, 2015, we had a net loss of $17,936, which consisted of $22,084 of formation and operating costs partially offset by $4,148 of other income generated from the Trust Account.

Liquidity and Capital Resources

As of September 30, 2016, we had cash of $118,156 outside of our trust account, $79,750 of prepaid expenses and $79,907 of accrued liabilities. In addition, we had $40,929,252 in restricted cash and equivalents in our trust account, of which $129,252 of other income may be released to us in order to fund working capital requirements or tax payments. We intend to use the remainder of the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our operations.

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

We anticipate that the approximately $118,156 outside of our trust account, plus the interest earned on the trust account balance (net of income and other tax obligations), which we anticipate will be approximately $138,000 that may be released to us to fund our working capital requirements, will be sufficient to allow us to operate until February 18, 2017, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds to consummate the transaction with NYM described above.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2016, we were not subject to any market or interest rate risk.  The net proceeds of our initial public offering, including amounts in the trust account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

Changes in Internal Control over Financial Reporting

The Company established a policy during the first fiscal quarter ended June 30, 2016 that management will consult accounting expert for accounting treatment for any significant transactions related to related parties, equity, financing, acquisition, and etc. to ensure the internal control on financial reporting on these transactions.

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 14, 2016

